Form 10QSB
period 2005-06-30
GETTING READY CORP
filed 2005-08-16
CIK 1302554

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                              --------------------



                                   FORM 10-QSB

                              --------------------



|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from     , 20     , to        , 20      .
                                    -----    -----     -----       -----

                         Commission File Number 0-51314

                              --------------------



                            Getting Ready Corporation
               (Exact Name of Registrant as Specified in Charter)

                              --------------------


           Delaware                                    30-0132755
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)


                   8990 Wembley Court, Sarasota, Florida 34238
                    (Address of Principal Executive Offices)


                                 (941) 966-6955
              (Registrant's Telephone Number, Including Area Code)

                              -------------------



      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      |X| YES |_| NO

      There were 72,334,119 shares of the Registrant's $.0001 par value common stock outstanding as of June 30, 2005.

      Transitional Small Business Format (check one) Yes |_| NO |X|

                            Getting Ready Corporation
                        (A Development Stage Enterprise)

                                    Contents


Part I - Financial Information

Item 1.      Financial Statements

Item 2.      Management's Discussion and Analysis of Financial
               Condition and Plan of Operation

Item 3.      Controls and Procedures

Part II - Other Information

Item 1.      Legal Proceedings

Item 2.      Changes in Securities

Item 3.      Defaults Upon Senior Securities

Item 4.      Submission of Matters to a Vote of Security Holders

Item 5.      Other Matters

Item 6.      Exhibits and Reports on Form 8-K

Signatures

PART I--FINANCIAL INFORMATION


Item 1. Financial Statements

                            Getting Ready Corporation
                        (A Development Stage Enterprise)

                              Financial Statements

                         As of June 30, 2005 and for the
     Three and Nine Months Ended June 30, 2005 and 2004 (Unaudited) and the Period November 26, 2002 (Date of Inception) through June 30, 2005 (Unaudited)

                                    Contents

Financial Statements:

      Balance Sheet as of June 30, 2005 (Unaudited)                           1

      Statements of Operations for the Three and Nine Months Ended
        June 30, 2005 and 2004 (Unaudited) and for the Period
        November 26, 2002 (Date of Inception) through
        June 30, 2005 (Unaudited)                                             2

      Statement of Changes in Stockholders' Deficit for the Nine Months
        Ended June 30, 2005 (Unaudited) and the Period November 26, 2002
        (Date of Inception) through June 30, 2005 (Unaudited)                3-4

      Statements of Cash Flows for the Nine Months Ended June 30, 2005
        November 26, 2002 (Date of Inception) through June 30,
        (Date of Inception) through June 30, 2005 (Unaudited)                5-6

      Notes to Financial Statements                                           7

                            Getting Ready Corporation
                        (A Development Stage Enterprise)

                                  Balance Sheet

                                  June 30, 2005
                                   (Unaudited)

Assets
Current assets:
      Cash                                                         $     127

                                                                   ---------
Total current assets                                                     127

                                                                   ---------

Furniture and equipment, net of accumulated
  depreciation of $2,092                                               2,125

Web site development costs, net
  of accumulated amortization of $7,079                                8,652
                                                                   ---------

                                                                   $  10,904
                                                                   ---------

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
      Accounts payable                                             $  47,576
      Accrued interest, related parties                               21,375
      Due to related party                                               510
      Notes payable, related parties                                 157,910
                                                                   ---------

Total current liabilities                                          $ 227,371
                                                                   ---------

Stockholders' deficit:
      Common stock; $.0001 par value; 499,000,000 shares               7,233
        authorized; 72,334,119 shares issued and outstanding
      Additional paid in capital                                     344,267
      Deficit accumulated during development stage                  (567,967)
                                                                   ---------
Total stockholders' deficit                                         (216,467)
                                                                   ---------
                                                                   $  10,904
                                                                   ---------

    The accompanying notes are an integral part of the financial statements.

                            Getting Ready Corporation
                        (A Development Stage Enterprise)

                            Statements of Operations
                                   (Unaudited)

                                                                                                                       Period
                                                                                                                    November 26,
                                                                                                                    2002 (Date of
                                           Three Months Ended                       Nine Months Ended                 Inception)
                                                 June 30,                                June 30,                      through
                                    ------------------------------------------------------------------------           June 30,
                                        2005                2004                2005                2004                 2005
                                    ------------        ------------        ------------        ------------        ------------
Operating costs                     $      5,628        $      1,112        $     18,262        $      4,886              36,542
Amortization and depreciation              2,581               2,581               7,742               7,702              21,758
Insurance                                                                                              2,021               6,533
Travel                                     1,188                 500               6,677                 500              19,201
Printing fees                                                  3,000                                   3,000               3,079
Office expenses                            1,478               2,537               2,315              10,784              17,305
Offering cost expense                     50,392                                 100,392                                 133,850
Consulting expenses                                           20,850                                  24,957             169,249
Professional fees                         16,826              26,770              66,915              27,075             139,076
                                    ------------        ------------        ------------        ------------        ------------
                                          78,093              57,350             202,303              80,925             546,593

Interest expense                           4,420               1,553               7,936               4,103              21,374
                                    ------------        ------------        ------------        ------------        ------------

Net loss                            $    (82,513)       $    (58,903)       $   (210,239)       $    (85,028)       $   (567,967)
                                    ============        ============        ============        ============        ============

Net loss per share                  $       (.00)       $        .00)       $       (.00)       $       (.00)       $       (.01)
                                    ============        ============        ============        ============        ============

Weighted average number
   of common shares                   73,495,475          58,296,803          76,647,985          57,644,790          64,706,475
                                    ============        ============        ============        ============        ============

     The accompanying notes are an integral part of the financial statements

                            Getting Ready Corporation
                        (A Development Stage Enterprise)

                 Statements of Changes in Stockholders' Deficit

          For the Years the Nine Months Ended June 30, 2005 (Unaudited)
              and the Period November 26, 2002 (Date of Inception)
                        through June 30, 2005 (Unaudited)


                                                                                              Common Stock
                                                                                         Shares             Amount
                                                                                       ----------        -----------
Issuance of common stock to founders at par, November 2002                             55,516,075        $     5,552
Authorization of stock to founder at par, November 2002
Issuance of common stock for cash, December 2002*                                       1,586,161                159
Net loss
                                                                                       ----------        -----------

Balance, September 30, 2003                                                            57,102,236              5,711
Issuance of common stock for cash, January 2004*                                          634,471                 63
Issuance of common stock for cash, May 2004 (.009 per share)                              444,129                 44
Issuance of common stock for cash, May 2004*                                              222,064                 22
Issuance of common stock for services, June 2004*                                       2,775,804                278
Issuance of common stock for services, July 2004*                                       5,925,000                593
Issuance of common stock to founder at par, July 2004                                  11,103,215              1,110
Amortization of prepaid services paid with common stock
Net loss for the year
                                                                                       ----------        -----------

Balance, September 30, 2004                                                            78,206,919              7,821
Amortization of prepaid services paid with common stock (unaudited) Termination of agreement and return of common stock issued for services
   (April 2005)(unaudited)                                                             (5,925,000)              (593)
Issuance of common stock for cash, May 2005 (.10 per share)(unaudited)                     42,500                  4
Issuance of common stock for cash, June 2005 (.10 per share)(unaudited)                    10,000                  1
Net loss for the nine months ended June 30, 2005 (unaudited)
                                                                                       ----------        -----------

Balance, June 30, 2005 (unaudited)                                                     72,334,419        $     7,233
                                                                                       ==========        ===========

*Common stock issued at $0.032 per share.

The accompanying notes are an integral part of the financial statements.

                      Deficit            Prepaid
                    Accumulated          Services
   Additional         During            Paid With
    Paid-In         Development           Common
    Capital            Stage              Stock            Stock Payable           Total
$     (5,552)
      (1,110)                                             $       1,110
      49,841                                                                  $     50,000
                   $    (33,185)                                                   (33,185)
-------------------------------------------------------------------------------------------
$     43,179       $    (33,185)                          $       1,110       $     16,815
      19,937                                                                        20,000
       3,956                                                                         4,000
       6,978                                                                         7,000
      87,222                             $(72,917)                                  14,583
     177,157                                                                       177,750
                                                                 (1,110)
                                           43,750                                   43,750
                       (324,543)                                                  (324,543)
------------------------------------------------------------------------------------------
     338,429           (357,728)          (29,167)                                 (40,645)
                                           29,167                                   29,167

         593
       4,246                                                                         4,250
         999                                                                         1,000
                       (210,239)                                                  (210,239)
-------------------------------------------------------------------------------------------
$    344,267       $   (567,967)                                              $   (216,467)
-------------------------------------------------------------------------------------------

                            Getting Ready Corporation
                        (A Development Stage Enterprise)

                            Statements of Cash Flows
                                   (Unaudited)

                                                                                         Period
                                                                                      November 26,
                                                                                      2002 (Date of
                                                      Nine Months Ended             Inception) through
                                                                 June 30,                  June 30,
                                                   --------------------------
                                                         2005             2004             2005
                                                      ---------        ---------        ---------
Operating activities
Net loss                                              $(210,239)       $ (85,028)       $(567,967)
Adjustments to reconcile net loss to net
   cash used by operating activities:
       Common stock issued for services                  29,167           14,583          265,250
       Write off deferred offering costs                100,392           33,458          133,850
       Depreciation and amortization                      7,742            7,703           21,758
       Amortization of discount on note payable          (4,804)
Decrease (increase) in prepaid expenses                     250          (27,750)
Increase (decrease) in:
     Accounts payable                                    40,350              260           47,576
     Accrued interest                                    12,740            4,103           21,375
                                                      ---------        ---------        ---------
Total adjustments                                       185,837           32,357          489,809
                                                      ---------        ---------        ---------
     Net cash used by operating activities              (24,402)         (52,671)         (78,158)
                                                      ---------        ---------        ---------

Investing activities
Purchase of furniture and equipment                                         (600)          (4,217)
                                                      ---------        ---------        ---------
    Net cash used by investing activities                                   (600)          (4,217)
                                                      ---------        ---------        ---------

Financing activities
Advances from a related party                                                                 510
(Increase) decrease in deferred offering costs          (10,361)                         (133,850)
Proceeds from issuance of common stock                    5,250           31,000           86,250
Proceeds from issuance of notes payable                  25,600           27,810          129,592
                                                      ---------        ---------        ---------
    Net cash provided by financing activities            20,489           58,810           82,502
                                                      ---------        ---------        ---------

Net (decrease) increase in cash                          (3,913)           5,539              127

Cash at beginning of year/period                          4,040               25
                                                      ---------        ---------        ---------

Cash at end of year/period                            $     127        $   5,564        $     127
                                                      =========        =========        =========

    The accompanying notes are an integral part of the financial statements.

Supplemental schedule of noncash investing and financing activities:

During the nine months ended June 30, 2005 (unaudited), the Company and Cornell Capital Partners, LP cancelled an agreement, which resulted in the removal of the $300,000 note payable, the related discount of $86,466 and the deferred offering costs of $213,534.

During the period November 26, 2002 (Date of Inception) through June 30, 2005 (unaudited), a stockholder contributed web site development costs of $28,317 in exchanged for a note payable.

During the period November 26, 2002 (Date of Inception) through June 30, 2005 (unaudited), the Company recognized $72,917 of prepaid consulting expenses in exchange for common stock.


    The accompanying notes are an integral part of the financial statements.

                            Getting Ready Corporation
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

     Three and Nine Months Ended June 30, 2005 and 2004 (Unaudited) and the Period November 26, 2002 (Date of Inception) through June 30, 2005 (Unaudited)

1. Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended June 30, 2005 and 2004 and the Period November 26, 2002 (Date of Inception) through June 30, 2005, (b) the financial position at June 30, 2005, and (c) cash flows for the nine month periods ended June 30, 2005 and 2004, and the Period November 26, 2002 (Date of Inception) through June 30, 2005, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended September 30, 2004. The results of operations for the three and nine month periods ended June 30, 2005 are not necessarily indicative of those to be expected for the entire year.

2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For three and nine months ended June 30, 2005 and since November 26, 2002 (date of inception) through June 30, 2005, the Company has had a net loss of $82,513, $210,239 and $567,967, respectively. As of June 30, 2005, the Company has not emerged from the development stage. In view of these matters, recoverability of recorded furniture and equipment, intangible assets, and other asset amounts shown in the accompanying financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

3. Commitments and Contingencies

In April 2005, the Company and Celerity Systems, Inc. mutually agreed to terminate the 2004 agreement and all the respective rights and obligations contained therein and to return for cancellation the 5,925,000 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS "ANTICIPATED," "BELIEVE," "EXPECT," "PLAN," "INTEND," "SEEK," "ESTIMATE," "PROJECT," "WILL," "COULD," "MAY," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN,
POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED,
BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

      The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our financial statements and related notes appearing elsewhere herein. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase our product sales and potentially establish additional license relationships, these are forward-looking statements. The words expect, anticipate, estimate or similar expressions are also used to indicate forward-looking statements.

OVERVIEW

      To date our operations have been limited to the development of our business plan, the selection of the sites for our first two Mothers Supercare Centers, research on the products and services that we intend to offer at the centers and the formation of our management team. Although our operations have been limited, we believe that there is a demand for the type of products and services that we intend to offer. Our strategy is to capture and keep the female customer from the time she decides to start a family through the early years of her infant's life by selling related products and providing continued service throughout that entire time period.

PLAN OF OPERATIONS

      Because we have not recorded any revenues to date and we did not have any access to Committed financing, we have prepared our financial statements with the assumption that there is substantial doubt that we can continue as a going concern. Our ability to continue as a going concern is dependent on our ability to affect our Plan of Operations and thus derive revenues from operation and our access to the financing under the equity line of credit.

      During the next 12 months, we intend to establish one Mothers Supercare Center and achieve 80% completion of the second center. The Center will be developed to provide an environment that sparks customer interest, excitement and loyalty. The Company will utilize consultants to create this retail brand experience from strategy, design, branding and architecture. The Center will consist of an education area, fitness area, spa area, retail area and a socialization area.

      We intend to raise additional funds to finance the construction and initial staffing of the two centers. There can be no assurance that such financing will be available or if available on what terms such financing will consist. We believe that we will be able to derive revenues from the following packages offered to our clients.

      Educational classes in areas such as: childbirth education, prenatal and postnatal programs; fitness training classes for prenatal and postnatal women; spa facility and spa services. The retail sale of products for expectant mothers and infants offered in our centers and via our catalog and on our web site.

      We intend to charge new customers a registration fee to join a Mothers Supercare Center, as well as a monthly fee to maintain their membership privilege. Certain of our classes will require an additional fee to participate. In addition, we expect to derive revenues by offering traditional spa services such as massages and beauty treatments which services will specifically be designed for the prenatal and postnatal woman.

      Once our first two Mothers Supercare Centers are established, we intend to offer others the opportunity to franchise our name and concept. In addition, to paying an upfront franchise fee and a percentage of profits, franchisees will be required to purchase our products and services creating an additional source of revenue.

      We intend to achieve a customer base by targeting hospitals, obstetricians and gynecologists, pediatricians, lactation consultants, registered nurses and mid-wives, birthing centers, doulas, infertility centers, pre-school centers, childcare centers, religious institutions, corporations and retail establishments within a 30 mile radius of our Centers. We intend to hire sales representatives to visit such establishments and distribute advertising and promotional literature at such places. We also intend to advertise through a variety of mediums, including, but not limited to, local newspapers, local radio and television stations, through trade journals, mass mailings and our web site.

      A significant portion of our activities to date is centered around determining the sites for our first two Mothers Supercare Centers. We have chosen the two proposed sites by utilizing our marketing research databases. The first two centers will be located in or around the town of Weston in Broward County, Florida and the Monmouth/Ocean/Middlesex County areas of New Jersey. These two centers met our demographic criteria. We expect that the Centers will occupy approximately 8,000 square feet.

      We intend to sell products designed for the expecting or new mother, as well as infant/toddler items. These products will be sold through three channels
- at the Mother Supercare Center, in our catalogue or on our web site. Products that we expect to offer at our store, as well as in our catalogue and web site include maternity and infant products, nutritional, health and beauty products, and items regarding fitness and physical and emotional well being.

      Some products to be sold at our centers will be purchased directly from vendors and will be held as inventory. Because we desire to reduce the need for significant expenditures on inventory, other products will be available to us and our customers on a drop-ship basis from selected manufactures. We intend to publish a catalogue of all products that we offer in our Center and through our web site. This catalogue will be distributed through our centers, doctors' offices, hospitals, and direct mail. The catalogue will also provide articles that would contribute to the educational process for the women and their families.

      To date our operations have been extremely limited and we have not yet derived any revenues. Our primary costs have been for the purchase of equipment and web site development, as well as professional fees and expenses. We have developed approximately 40% of our educational curriculum. Our efforts continue in developing prenatal and postnatal curriculum. We have established approximately 20% of our retail program and continue to seek out products and services that we believe will be desired. We have spent approximately $27,000 on the development of our web site (mothersbaby.com). We believe that approximately 15% of the web site program has been completed. We estimate the planned website to be completed in the 6th month, and will require an additional $50,000 plus $10,000 for center #2 totaling $60,000. We also have taken certain steps in developing our catalog. Approximately 10% of such program has been completed under the name "New Life." Since inception, we have incurred a net loss of approximately $568,000.

      We believe that it will cost approximately $4.25 million to open the two centers. These costs will include initial construction costs, rent, the purchase of equipment and the limited purchase of inventory for sales at the Centers and via our catalog and web site. We estimate that the first center will cost approximately $2.5 million and the second center will cost $1.75 million. The difference in the costs relate to the fact that the first center will absorb all management compensation and other non-recurring expenses. We intend to devote approximately $450,000 to marketing and branding activities. We also have budgeted approximately $650,000 for wages and consultant's fees. We will not be obligated to pay any wages and we will not incur any consulting expenses until the equity line of credit is accessible.

      Over the next 12 months we expect to expend approximately $3,800,000 on our operations. These expenses will be allocated as follows:


                                                    Center 1           Center 2*
                                                   ----------         ----------
Marketing and branding activities                  $  450,000         $  300,000
Wages and consulting fees                          $  650,000         $  300,000
Rent                                               $  300,000         $  300,000
Computers/Network                                  $   60,000         $   30,000
Web Design/Hosting                                 $   50,000         $   10,000
Inventory                                          $   60,000         $   60,000
Equipment                                          $  200,000         $  200,000
Fixtures                                           $  100,000         $  100,000
Working Capital                                    $  630,000         $  450,000
                                                   ----------         ----------

                                                   $2,500,000         $1,750,000


*Center 2 will require only $1,300,000 in the next 12 months and will only be 80% complete.

Total 12 month requirement $3,800,000.

Until we open the first center and begin to generate revenues we will no source of funds. We hope to obtain additional financing but there can be no assurance that such financing will be available to us.

Liquidity and Capital Resources

      To date we have funded our operations from loans from the Company's Chief Executive Officer and his family and the sale of equity securities. These loans, which are unsecured total approximately $158,000 and bear interest at 12% per annum and are either past maturity or due September 15, 2005. If we are unable to obtain additional financing at the time such loans become due, our CEO and his family will wait until it is accessible to require repayment. We intend to use proceeds from any financing to repay these loans. Our CEO has stated that he will continue to make advances on behalf of the Company but does not intend to make advances in an amount that will be sufficient to develop the centers.

      To date, we have incurred substantial losses, and will require financing for working capital to meet our operating obligations. We anticipate that we will require financing on an ongoing basis for the foreseeable future, which we will see. There can be no assurance that such financing will be available.

      We are dependent on external financing to fund our operations. Although we intend to seek financing, no assurance can be given that such financing will be available in sufficient amounts or at all when needed.

      The Company believes that it will require approximately $4,000,000 in financing and that coupled with revenues from the operations of the first center and to a lesser extent, the second center when opened, will be sufficient to fund its operations for the next 24 months.

Critical Accounting Policies

The critical accounting policies followed are:

      The  preparation  of financial  statements in conformity  with  accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      We  believe  that  the  following   critical   policies  affect  our  more
significant judgments and estimates used in preparation of our financial statements.

      The Company's financial instruments include cash, accounts payable and notes payable. The carrying amounts of these financial instruments approximate their fair value, due to the short-term nature of these items. The carrying amount of the notes payable approximates their fair value due to the use of market rates of interest.

      Furniture and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, principally three to five years. Accelerated methods are used for tax depreciation. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When furniture and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

      The Company has incurred deferred offering costs in connection with raising additional capital through the sale of its common stock. These costs have been capitalized and will be charged against additional paid-in capital should common stock be issued for cash. As of June 30, 2005, no proceeds had been realized from the current offering and the costs incurred were charged to operations.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2005. Based on this evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Getting Ready Corp., particularly during the period when this report was being prepared.

There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Certification by each Director and Executive Officer has been executed.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Our Chief Executive Officer, Sheldon R. Rose filed for personal bankruptcy in 2001. The reasons that necessitated Mr. Rose's filing were large amounts of capital that he infused into his company, The Rose Group Corporation and his personal guarantee of liabilities of the Rose Group Corporation.

Item 2. Changes in Securities

During the three month period ended June 30, 2005, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

The following is a list of our securities that have been sold or issued by us during the three month period ended June 30, 2005. Each of these securities were sold without registration under the Securities Act in reliance on Section 4(2) of the Securities Act. There were no underwriting discounts or commissions paid in connection with the sale of these securities.

During May 2005, the Company cancelled 5,925,000 shares common stock issued in exchange for consulting services in July 2004.

During May 2005, 42,500 shares of common stock were issued to qualified investors at a price of $.10 per share for a total of $4,250.

During June 2005, the Company issued 10,000 shares of common stock to a qualified investor at a price of $.10 per share for a total of $1,000.

Certain shares of our outstanding common stock were issued and sold by us in private transactions in reliance upon exemptions from registration under the Securities Act and have not been registered for resale. Additional shares may be issued pursuant to outstanding warrants and options. Such shares may be sold only pursuant to an effective registration statement filed by us or an applicable exemption, including the exemption contained in Rule 144 promulgated under the Securities Act.

In general, under Rule 144 as currently in effect, a shareholder, including one of our affiliates, may sell shares of common stock after at least one year has elapsed since such shares were acquired from us or our affiliate. The number of shares of common stock which may be sold within any three-month period is limited to the greater of: (i) one percent of our then outstanding common stock, or (ii) the average weekly trading volume in our common stock during the four calendar weeks preceding the date on which notice of such sale was filed under Rule 144. Certain other requirements of Rule 144 availability of public information, manner of sale and notice of sale must also be satisfied. In addition, a shareholder who is not our affiliate, who has not been our affiliate for 90 days prior to the sale, and who has beneficially owned shares acquired from us or our affiliate for over two years may resell the shares of common stock without compliance with many of the foregoing requirements under Rule 144.

Item 3. Defaults Upon Senior Securities

During the nine month period ended June 30, 2005, the Company was in default of notes payable and accrued interest of $172,310 and $21,374, respectively, payable to the Company's CEO and his family.

Item 4. Submission of Matters to a Vote of Security Holders

During the nine month period ended June 30, 2005, the Company did not submit any matters to a vote of its security holders.

Item 5. Other Matters

The Company does not have any other material information to report with respect to the nine month period ended June 30, 2005.

Item 6. Exhibits and Reports on Form 8-K (a) Exhibits included herewith are:


31.1 Certification of the Chief Executive Officer and Principal Accounting Officer dated August 12, 2005 (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

32 Written Statements of the Chief Executive Officer and Principal Accounting Officer dated August 12, 2005 (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)


(b) Reports on Form 8-K - None.

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:




                                       GETTING READY CORPORATION

Dated:  August 12, 2005                By: /s/Sheldon R. Rose
                                           ------------------------------------
                                           Chief Executive Officer and Principal
                                           Accounting Officer