Form 10KSB
period 2005-09-30
GETTING READY CORP
filed 2005-12-16
CIK 1302554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                         ------------------------------

                                   FORM 10-KSB

                         ------------------------------

 |X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                     1934.

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM          , 20          , TO        , 20         .
                              ----------    ----------    --------    ---------

                             COMMISSION FILE NUMBER

                         ------------------------------

                            GETTING READY CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                         ------------------------------

              DELAWARE                                     30-0132755
     (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NUMBER)

                   8990 WEMBLEY COURT, SARASOTA, FLORIDA 34238
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (941) 966-6955
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                         ------------------------------

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
|X| YES |_| NO

      Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |X|

State issuer's revenues for its most recent reporting period September 30, 2005
$0

Aggregate market value of the voting stock held by non-affiliates of the registrant at September 30, 2005 was $7,233,442.

There were 72,334,419 shares of the Registrant's $.0001 par value common stock outstanding as of September 30, 2005.

Transitional Small Business Format (check one) Yes |_| No |X| (Title of class)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

                                TABLE OF CONTENTS

                                      Page

PART I
Item 1. Description of Business                                                                1

Item 2. Description of Property                                                                12-17

Item 3. Legal Proceedings                                                                      17

Item 4. Submission of Matters to a Vote of Security Holders                                    17-19

PART II

Item 5. Market for Common Equity and Related Stockholder Matters                               19

Item 6. Plan of Operation                                                                      21

Item 7. Financial Statements                                                                   21

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   21-23

Item 8A Controls and Procedures

Item 8B Other Information

PART III

Item 9 Directors and Executive Officers of the Registrant                                      23

Item 10 Executive Compensation

Item 11 Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters

Item 12 Certain Relationships and Related Transactions

Item 13 Exhibits                                                                               5

Item 14 Principal Accountants Fees and Services

Signatures

Certifications

FORWARD-LOOKING STATEMENTS

      This Form 10-KSB contains "forward-looking statements" and information relating to our business that are based on our beliefs as well as assumptions made by us or based upon information currently available to us. When used in this statement, the words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "project", "should" and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements relating to our performance in Item l "Description of Business" and Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operation". These statements reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties. Actual and future results and trends could differ materially from those set forth in such statements due to various factors. Such factors include, among others: general economic and business conditions; industry capacity; industry trends; competition; changes in business strategy or development plans; project performance; the commercial viability of our retail gift card platform and offerings; availability, terms, and deployment of capital; and availability of qualified personnel. These forward-looking statements speak only as of the date of this statement. Subject at all times to relevant federal and state securities law disclosure requirements, we expressly disclaim any obligation or undertaking to disseminate any update or revisions to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

Introduction

      Getting Ready Corporation, was incorporated in Delaware on November 26, 2002. We intend to open Mother Supercare Centers in target areas across the United States. The Mother Supercare Centers will provide women who are planning to start a family, are pregnant or have recently had a baby, with a one-stop destination offering pregnancy, childbirth and parenting educational classes, nutritional counseling health and fitness classes and training and spa services, retail catalog and internet shopping for women's and infant's products related to pregnancy through the infant's first year of life. Emphasis will be placed on educating women about pregnancy, childbirth, and parenting, nutrition and the overall health, fitness and emotional well- being of themselves and their families from the time they decide to conceive through the infant's first year of life. Pampering spa services such as massages, facials, pedicures and manicures will be offered to enhance the woman's feeling of physical and emotional well-being. Educational and counseling services will be provided by expert licensed professionals, certified childbirth educators and lactation consultants.

      After the development and implementation of two model Centers, we intend to franchise the Mothers Supercare Centers concept. Our management
("Management") believes that there is a strong need for a new and innovative approach to providing the education, health needs, fitness training, emotional well-being, spa services, and women's and infant's products related to a woman's pregnancy, childbirth and the postpartum experience and the infant's first year of life. We have not generated any revenues to date and our activities have been limited to developing our plan of operations, including market research, and the selection of the location for our first two facilities. We will not have the necessary capital to develop our business plan until we are able to secure financing. There can be no assurance that such financing will be available on suitable terms. See "Management's Discussion and Analysis Plan of Operations" and "Liquidity and Capital Resources".

      The following description of our business is intended to provide an understanding of our company and the direction of our strategy.

Strategy and Products and Services

      We believe that there is a strong need for a new and innovative approach to providing the educating health needs, fitness training, emotional well-being, spa services, and women's and infant's product related to a woman's pregnancy, childbirth and the postpartum experience and the infant's first year of life. Mothers Supercare Centers are intended to be a convenient one-stop center for all of the needs of women from pregnancy through postpartum and the needs of infants through the first year of life.

      Through our planned Mother Supercare Centers, we intend to create a caring and stress-free learning environment that combines education services, health and fitness services, and emotional well-being spa services with the ability to purchase products designed especially for women who are in any phase of the childbearing process from planning a family through the newborn's first year of life. The Mothers Supercare Centers will be safe, relaxing and convenient facilities that pamper and cater to woman's physical, mental and emotional needs from pregnancy through the infant's first year of life. There will also be the convenience of shopping with the knowledge that only the safest and most highly recommended products for her and her infant will be available for sale.

      The first step in keeping a baby and its mother safe is careful selection of products. We will make purchasing decisions while keeping safety in mind. The Juvenile Products Manufacturers Association (JPMA) has developed a unique Certification Program that has been guiding parents for more than 20 years. The American Society for Testing Materials (ASTM), a highly regarded non-profit Organization publishes the voluntary standards used in the JPMA Certification Program. Industry members work together with the U.S. Consumer Product Safety Commission, consumer groups and other interested parties to develop the standards. We will offer products that are compliant with ASTM and JPMA certification standards.

      Mr. Rose, our CEO, was previously on such a certification committee with the JPMA in conjunction with ASTM and CPSC on the Certification of crib bumper string (cord) lengths. Future plans will be to designate an executive of ours to be a part of such a committee.

      We will check daily  product  recalls  and safety  news from the  Consumer
Product  Safety   Commission  web  site   http://www.cpsc.gov   and  will  react
accordingly.

      We will check with Consumer Reports Magazine and other Journals to access safety news and trends.

      We will hire only the most qualified professional staff. All registered nurses, physical therapists, massage therapists, and estheticians will be licensed by the State. All childbirth educators, lactations consultants and pregnancy and postpartum fitness professionals will be certified. Hiring the most qualified professional staff will increase safety and decrease risks for the woman. In addition, special attention will be given to increasing the woman's safety through the architectural design of the center, e.g. no stairs and installation of a well-padded floor in the concierge area.

      We intend to engage certified childbirth educators and lactation consultants to provide on-site instructional services and educational expertise. Yoga Masters, licensed professional masseuses, nutritionists, licensed estheticians, as well as licensed physical therapists and certified fitness instructors will be engaged to provide their specific services. Our goal is to capture the consumer from planning a family through birth and beyond for a minimum of twelve (12) months. During a pregnancy and immediately after the birth of a child, new parents spend substantial amounts of time with childbirth educators and maternity nurses seeking information on healthcare issues, the birth process and infant care. The Mothers Supercare Centers are intended to be a place where new and expecting mothers can connect, communicate and share their concerns and issues related to pregnancy, parenting and infant care with professionals and their peers.

      We intend to offer a wide variety of educational and fitness and spa services with varying fees. We believe that these fees will be both affordable and competitive in terms of the quality and variety of services provided at the Centers. New customers will be charged a registration fee upon admission and a monthly fee each month to maintain their membership privilege.

      We intend to develop our reputation by placing heavy emphasis on our licensed/certified professional staff, expert consultants, and to dispense extensive and the most up-to-date information and pre-natal, post-natal and infant care products available for women and their infants today.

      We intend to offer the customer numerous options and choices for services and products, as well as educational counseling. We will offer educational information and counseling in areas ranging from achieving conception through issues related to the expectations during the first year of a newborn's life. We will advise mothers on exercise and proper fitness, prior to and during pregnancy, childbirth and the postpartum periods, and proper nutrition and diet. Areas of education will also include holistic and complementary health care alternatives in additional to traditional healthcare, yoga and meditation as well as traditional exercise, strength training, and pre and post natal exercise classes.

      Each Mother Supercare Center will have an area for fitness training and spa services, designed specifically for the pregnant or postpartum woman. While there are a few health clubs that provide some fitness training, with some modifications, for women during pregnancy, this is not their main focus of training. There are several large fitness centers that cater to fitness and weight loss clients, but not specifically pregnant or postpartum women. Many women are reluctant to work out at a regular fitness center because of their changing bodies during pregnancy and their altered shape during the postpartum period. Also, most regular fitness centers base their training for the pregnant or postpartum woman on their usual training programs with only some modifications. The Mother Supercare Center will offer safe and appropriate fitness programs designed specifically for the pregnant and postpartum woman taught by certified fitness educators who are experts in the pregnancy and postpartum fitness area. Upon joining the Center, the woman will meet with a fitness counselor who will develop a personalized fitness program for the woman which emphasis the proper physical exercises for childbirth, as well as guidance on the best way to lose weight after pregnancy and regain muscle tone. This personalization may evolve into offering personal training services for an additional fee.

      We intend to sell products designed for the expecting or new mother, as well as infant/toddler items. These products will be sold through three channels
- at the Mother Supercare Center, in our catalogue or on our web site. Products that we expect to offer at our store, as well as in our catalogue and website include maternity and infant products, nutritional, health and beauty products, and items regarding fitness and physical and emotional well-being.

      Some products to be sold at our centers will be purchased directly from vendors and will be held as inventory. Because we desire to reduce the need for significant expenditures on inventory, other products will be available to us and our customers on a drop-ship basis from selected manufacturers. We intend to publish a catalogue of all products that we offer in our Center and through our website. We currently have no material arrangements with third parties. This catalogue will be distributed through our centers, doctors' offices, hospitals, and direct mail. The catalogue will also provide articles that would contribute to the educational process for the women and their families.

      We intend to maintain an Internet web site. The "Getting Ready" website will be intended to (a) provide a forum for offering educational information to Mothers Supercare Center members, (b) offer a means of communication about our Mother Supercare Center class schedules, class descriptions, and description of fitness and spa services available and (c) generate revenue through retail e-commerce services. The web site will offer the following sections:

      Education -

Members of the Mothers Supercare Center will be able to use the Company's website to go online and access information and articles that will support the educational programs taught at the Mothers Supercare Center.

      Ask an Expert - The members of the Mothers Supercare Centers will be able to ask questions and receive information and advice from expert physicians, registered nurses, certified childbirth educators and lactation consultants, registered physical therapists, licensed estheticians and a host of other specialists during the prenatal and postpartum period through the infants first year of life.

      On-line Communities (Chat Rooms) - There will be scheduled chats on specific topics (such as "Discomforts of Pregnancy" or "Is there Life after
Childbirth: Coping during the Postpartum Period?" as well as an Open Chat Room where members of the Mothers Supercare Centers will be able to go online and discuss with other members (within the center and other centers) personal experiences during the prenatal, postnatal and parenting periods.

      We intend to offer companies in the prenatal and postpartum market the opportunity to advertise in our catalogue and on our website. We believe that we will be a desired medium for these companies with our focused customer and built in Mother Supercare Center membership list.

      By obtaining, analyzing and using the information obtained from our customer base, we will be able to refine program offerings and provide better services to our customers. Also, our knowledge about a given customer will enable us to provide timely and demographically targeted news and information. For example, just prior to when a child is learning to walk, we can send an e-mail to the parents offering educational and product offerings that will enhance that child's ability to perform such a task. In addition, spa specials and other promotions will also be included in the e-mail.

Our Planned Mothers Supercare Centers

      We have identified the geographical areas for our first two Mother's Supercare Centers. We utilized the GEO Marketing Research database to select areas with the desired demographics. The search combined a variety of database, including the U.S. census Bureau 2000 Database, the Fertility of American Women June 2000 Database, The American Hospital Association Database and the Lamaze Childbirth Educator Database. We targeted an area with a relatively high per capita income, a young well educated population, which is within relative proximity to busy obstetrical hospitals.

      We intend to establish one of two Mothers Supercare Centers in or around the Town of Weston in Broward County, Florida. Not only does the area meet our demographic criteria, but it is within close proximity to our corporate office. This close proximity will enable Management to provide hands on attention to every detail of the development of the first center. It will also allow Management to leverage off of their own reputations in the community.

      In order to determine a specific site for the Center in the Weston area, the following is needed: identify commercial areas that are easily accessible within the area and that have plenty of parking, and evaluate traffic flow on interstates and roads leading to site. This will be best accomplished working with the Chamber of Commerce in the area and commercial real estate agent.

      New Jersey was selected as an area for the second center. In 2002 according to the U.S. Department of Commerce, New Jersey had the second highest per capital personal income in the United States. Also according to the U.S National Vital Statistic data in 2002, New Jersey is one of the ten States that have the highest number of births in the United States and it is densely populated. Management Selected Middlesex/Monmouth/Ocean counties as the site for the second center because these counties had several major obstetrical hospitals, the largest numbers of births within a 30 mile radius, and it is one of the wealthiest areas in the State

      Management estimates that the cost of developing and/or opening its first Mothers Supercare Center will be approximately $2,500,000. We believe that it will take approximately nine months to open our first center.

The Market

      According to the National Center for Health Services, there are slightly more than four (4) million babies born each year in the United States, which translates into approximately four (4) million mothers, Management estimates that of the four (4) million new mothers each year, three (3) million attend some type of childbirth education classes (prenatal/postpartum). Additional information, which we believe would contribute to a strong need for our services is that according to the International Health Racket & Sports club Association Trend Report 52% of health club members are women. 18-34 year-olds Comprise 11.5 million members and are the traditional main stay of the health club industry. In a 2003 survey of adults 18 years old or older about massage by the Opinion Research Corporation, 99% of 18 - 24 year olds and 95% of 25 - 34 year olds agreed that massage can be beneficial to health. Management believes that this information supports our belief that pregnant and postpartum women will seek our massage services.

      According to the "Planning for Baby" document from Virginia Polytechnic Institute, the minimum average expenditure for baby related items during pregnancy is $6,200. The US Department of Agriculture estimated that the expenditure for baby related items from birth to one year of age ranges from $9,510 (middle income) to $14,100 (upper income). Based on these figures, the average expenditures per family required from pregnancy to one year after birth for baby related items ranges from $15,710 to $20,300 for our target market (middle and upper income mothers). In addition, maternity apparel is a $1.2 Billion market, according to Mother's work. This averages to an expenditure of $300 per women for maternity clothes.

Sales and Marketing

      We intend to employ sales representative who will visit hospitals, private offices of obstetricians, gynecologists, pediatricians, lactation consultants, registered nurses, certified nurses, mid-wives, birthing centers, doulas, infertility centers, pre-school centers, childcare centers, religious institutions, corporations and retail establishments within a 30 mile radius of the Mothers Supercare Center. They will distribute advertising and promotional literature and enlist professional support in providing referrals to the Centers.

      We intend to advertise in local journals, media advertising through local newspapers, radio and television stations, organize seminars at our center and other locations, conduct mass mailings, contact corporate human resources departments and utilize our website and catalog for marketing purposes. We will also seek to become a key player in the community for worthwhile causes thus increasing our reputation and visibility. We will also seek to enter into strategic arrangements with businesses that we feel are complementary to our mission and synergistic to our business.

      We believe that with our unique all in one concept and the reputation of Dr. Francine Nichols, our Executive Vice President of Education and Services, we will also engender interest from the local press in areas where we are opening centers.

Franchising

      Once we have established consumer awareness of our Mothers Supercare Centers, we intend to offer franchise opportunities for others to duplicate the Mothers Supercare Concept. In exchange for a franchising fee and a percentage of profits we will allow the franchises to utilize the Mothers Supercare Center name and concept. We will assist the franchise in choosing a specific location within their territory, the design of the center and in the hiring of employees and retention of the appropriate consultants and therapists. We will also allow their members to utilize our website and provide them access to our educational bulletins. We believe that in addition to providing revenue, franchising will increase the public's awareness of the Mothers Supercare Centers' concept.

      The projected market for franchisees will be comprised of Entrepreneur/Individuals who are currently already in one segment (such as education, retail, fitness or spa area) of the prenatal and postpartum area. These individuals are already knowledgeable about specific aspects of the prenatal and postpartum areas and are also potential franchisees. This could be hospital or other maternal-child agencies, healthcare, professionals, retail stores who specializes in maternal and infant health products, or a spa or fitness agency that already has prenatal and postpartum classes or training. This approach will decrease risk because franchisees will already be successful in providing resources and product to expectant and new parents in a specific area. Training will be provided by us to increase franchisees knowledge and skills.

      We will implement the following controls to provide uniformity and consistency of franchisees. These controls will also decrease risk. The controls are:

      o All educators (prenatal, postpartum, fitness) must have at least 2 years of experience and must be currently national certification by a leading certification organization in their specialty area. For example, Lamaze childbirth educators must be certified by the Lamaze International Association.

      o All spa treatment staff must have at least 2 years of experience and must be currently certified by a leading national certification organization in their specialty area and training in the pregnancy and postpartum area.

      o All fitness experts must have at least 2 years of experience and must be currently certified by a leading national certification organization in their specialty area and training in the pregnancy and postpartum areas.

      o Curriculum for each type of education classes will be developed by Dr. Nichols and staff and franchisees must use the approved curriculum for teaching classes. Only specific classes approved by Getting Ready can be taught by franchisees.

      o Four manuals with policies and procedures related to a specific area will be developed:

 Merchandising/Marketing
 Operations
 Personnel/Human Resources
 Sales

      o Franchisees must follow these manuals in developing, conducting and evaluating business activities.

      o Franchisees must have their site pre-approved by us

      o Franchisees must follow design and appearance standards that were developed by us

      o Only certain services and product may be offered for sale by franchisees

      o Franchisees must follow certain methods of operation

      o Franchisees must purchase products and services from us.

Competition

      Almost  all  of  competitors  and  potential  competitors  presently  have considerably greater financial and other resources, experience and market penetration than us. Management believes that we may be able to distinguish GRC by consolidating the fragmented industry and by providing a comprehensive center that addresses the total needs of women and their families. We believe that no company currently provides the scope of products and services that we intend to offer. We will hire only the most qualified professional staff. All registered nurses, physical therapists, massage therapists and estheticians will be licensed or registered by the State. All childbirth educators, lactation consultants and pregnancy and postpartum fitness professionals will be certified. This will increase the quality of the services provided and decrease our risks related to competitors as their hiring standards vary widely. Management believes that we will be the only company to provide all services-education, fitness, spa services and products-at one location while our competitors offer only certain aspects (usually one) such as education, fitness or products.

Our competition may include, but not be limited to, the following:

Retail  Stores:  Retail  stores  include  maternity  shops  and  infant  stores, infant/juvenile stores, health food centers, sporting goods outlets, and beauty/spa supply outlets. Maternity shops focus primarily on providing maternity clothes and accessories for pregnant women. Infant stores such as Babies R' Us, Toys R' Us, etc. provide only products for infants. Large stores such as Walmart, Target and department stores provide products for pregnant women and infants in separate departments. Management does not know of any retail store that provides prenatal and parenting educational services and counseling, and fitness center and spa services.

      Prenatal and Parenting Education: Prenatal and parenting education is provided primarily by hospitals and independent childbirth educators and lactation consultants. A few hospitals provide limited lactation supplies through their maternity units. Women usually attend the classes that are recommended by their obstetrician because finding classes can be difficult. Individual fee based counseling or educational services are not a part of the typical prenatal and parenting education programs. The major competitor is Lamaze, a non-profit organization that teaches only their own method and are not opened to other methods which differentiates us from them. Their environment is generally cold and sterile. They do not offer retail products and do not have a fitness or spa services.

      Counseling Centers: Psychological, prenatal through postpartum and parenting counseling services are provided by licensed independent healthcare professionals nurses, physicians, social workers and psychologists. Women and their families depend on referrals from professionals, family and friends in order to find licensed professionals that may meet their needs. Many do not get help that is needed because of the difficulty in finding someone who can help them with their specific problem.

      Fitness Centers: The major competitors are two (2) women's fitness centers, "Curves for Women" and "Shapes for Women". Both of these centers do not specialize in the prenatal and postnatal period. They are not in the retailing childbirth education or spa services industry. While there are a few health clubs that provide some training for women during pregnancy, this is not the main focus of any of these centers. Training during the postpartum period is usually based on the usual fitness training with only some modifications. There are several large fitness centers that cater to fitness and weight loss. Many women are reluctant to work out at a regular fitness center because of their changing bodies during pregnancy and their altered shape during the postpartum period. Also, most regular fitness centers use their regular training programs with only some modifications for pregnant and postpartum women rather than programs designed specifically for the pregnant and postpartum woman.

Spa Services

      There are no major competitors in this field. However, every major city and town has some form of a Spa facility. None of these Facilities specialize in the prenatal, postnatal arena and do not have the full services we do.

Intellectual Property Rights

      We intend to file a trademark for "Mothers Supercare Centers." To our knowledge there is no other party who has filed a trademark on the name "Mothers Supercare Centers."

Employees

      As of September 30, 2005, we have entered into employment agreements with our Chief Executive Officer (Mr. Rose), our Executive Vice President for Education and Services (Dr. Francine Nichols) and our Executive Vice President for Marketing (Lori Majeski), which agreements are effective upon the receipt of proper funding and the beginning of trading. Each of these three will be full time employees of ours. Our future success depends in significant part upon obtaining and retaining highly qualified, key operational and management personnel.

      Competition for such personnel is intense, and there can be no assurance that we can retain our future employees or that we can assimilate or retain other highly qualified personnel in the future.

Government Regulation

      Our operations and business practices will be subject to federal, state and local government regulations in the various jurisdictions in which our Mothers Supercare Centers will be located, including:

      o general rules and regulations of the Federal Trade Commission (the "FTC"), state and local consumer protection agencies and state statutes that prescribe provisions of membership contracts and that govern the advertising, sale, financing and collection of membership fees and dues; and state and local health regulations;

The products marketed in our retail center require no governmental approvals by us.

      We will hire only the most qualified professional staff. All registered nurses, physical therapists, massage therapists, and estheticians will be licensed or registered by the State. All childbirth educators lactation consultants and pregnancy and postpartum fitness professionals will be certified. These professionals have obtained their licenses and or certifications prior to working for the Company; therefore no waiting time is required. Hiring the most qualified professional staff will increase safety and decrease risks for the woman. In addition, special attention will be given to increasing the woman's safety through the architectural design of the center, e.g. no stairs and the installation of a well padded floor in the exercise room.

      We believe we have structured our operations in a manner that they will be in material compliance with all applicable statutes, rules and regulations. Our failure to comply with these statutes, rules and regulations may result in fines or penalties.

ITEM 2.

DESCRIPTION OF PROPERTY

      We do not own any real property. We maintain our principal offices at 8990 Wembley Court, Sarasota, Florida 34238. Such office space is on premises owned by our CEO, Sheldon Rose, and is provided to us at no cost. Once we receive funding, as to which there can be no assurance, we intend to lease an office in the Sarasota area. We expect that rent will be approximately $1,500 per month. We do not yet have any specific agreements for the development of our initial Mothers Supercare Centers.

ITEM 3.

LEGAL PROCEEDINGS

      We are not party to any material legal proceedings, nor to the knowledge of GRC, is any such proceeding threatened against it. Our Chief Executive Officer, Sheldon R. Rose filed for personal bankruptcy in 2001. The reasons that necessitated Mr. Rose's filing were large amounts of capital that he infused into his company, The Rose Group Corporation and his personal guarantee of liabilities of the Rose Group Corporation.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the year ended September 30, 2005, the Company did not submit any matters to a vote of its security holders.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      At the present time neither any National Securities Exchange nor the NASDAQ stock market lists the securities offered. There is no public trading market for the common stock of the Company.

      We have not paid any cash dividends on our common or preferred stock and do not anticipate paying any such cash dividends in the foreseeable future. Earnings, if any, will be retained to finance future growth. We may issue shares of our common stock and preferred stock in private or public offerings to obtain financing, capital or to acquire other businesses that can improve our performance and growth. Issuance and or sales of substantial amounts of common stock could adversely affect prevailing market prices in our common stock.

      As of September 30, 2005 there were approximately 66,619,290 beneficial owners of our common stock with 72,334,419 shares issued and outstanding.

During May 2005, the Company issued 42,500 shares of common stock to qualified investors for $.10 per share for a total of $4,250.

During June 2005, the Company issued 10,000 shares of common stock to qualified investors for $.10 per share for a total of $1,000.

During the year ended September 30, 2005, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.


ITEM 6.

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

PLAN OF OPERATIONS

      Because we have not recorded any revenues to date and we did not have any access to Committed financing, we have prepared our financial statements with the assumption that there is substantial doubt that we can continue as a going concern. Our ability to continue as a going concern is dependent on our ability to affect our Plan of Operations and thus derive revenues from operation and our access to financing. We have had conversations with several investment banking firms that have indicated that when our common stock is trading on the OTC Bulletin Board, as to which there can be no assurance, that they may be willing to arrange financing on our behalf. There can be no assurance that such financing will be offered or if offered that it will be on acceptable terms.

      During the next 12 months, we intend to establish one Mothers Supercare Center and achieve 80% completion of the second center. The Center will be developed to provide an environment that sparks customer interest, excitement and loyalty. The Company will utilize consultants to create this retail brand experience from strategy, design, branding and architecture. The Center will consist of an education area, fitness area, spa services area, retail area and a socialization area.

      We intend to raise additional funds to finance the construction and initial staffing of the two centers. There can be no assurance that such financing will be available or if available on what terms such financing will consist. We believe that we will be able to derive revenues from the following packages offered to our clients.

      Educational classes in areas such as: childbirth education, prenatal and postnatal programs; fitness training classes for prenatal and postnatal women; spa services, the retail sale of products for expectant mothers and infants offered in our centers via our catalog and on our web site.

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

      A significant portion of our activities to date is centered around determining the sites for our first two Mothers Supercare Centers. We have chosen the two proposed sites by utilizing our marketing research databases. The first two centers will be located in or around the town of Weston in Broward County, Florida and the Monmouth/Ocean/ Middlesex County areas of New Jersey. These two centers met our demographic criteria. We expect that the Centers will occupy approximately 8,000 square feet.

      We intend to sell products designed for the expecting or new mother, as well as infant/toddler items. These products will be sold through three channels- at the Mother Supercare Center, in our catalogue or on our web site. Products that we expect to offer at our store, as well as in our catalogue and web site include maternity and infant products, nutritional, health and beauty products, and items regarding fitness and physical and emotional well being.

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

      To date our operations have been extremely limited and we have not yet derived any revenues. Our primary costs have been for the purchase of equipment and web site development, as well as professional fees and expenses. We have developed approximately 40% of our educational curriculum. Our efforts continue in developing prenatal and postnatal curriculum. We have established approximately 20% of our retail program and continue to seek out products and services that we believe will be desired. We have spent approximately $27,000 on the development of our web site (mothersbaby.com). We believe that approximately 15% of the web site program has been completed. We estimate the planned website to be completed in the 6th month, and will require an additional $50,000 plus $10,000 for center #2 totaling $60,000. We also have taken certain steps in developing our catalog. Approximately 10% of such program has been completed under the name "New Life." Since inception, we have incurred a net loss of approximately $588,528.

      We believe that it will cost approximately $4.25 million to open the two centers. These costs will include initial construction costs, rent, the purchase of equipment and the limited purchase of inventory for sales at the Centers and via our catalog and web site. We estimate that the first center will cost approximately $2.5 million and the second center will cost $1.75 million. The difference in the costs relate to the fact that the first center will absorb all management compensation and other non-recurring expenses. We intend to devote approximately $450,000 to marketing and branding activities. We also have budgeted approximately $650,000 for wages and consultant's fees. We also expect to obtain liability insurance once we begin the operations of our centers. This will be part of the money allocated to working capital. We will not be obligated to pay any wages and we will not incur any consulting expenses until the Company has adequate financing. There can be no assurance that we will be able to secure financing or if offered that it will be on terms acceptable to us. In the event that we are unable to secure adequate financing we will not be able to develop the centers.

      Over the next 12 months we expect to expend approximately $3,800,000 on our operations. The following table estimates our costs to open the two centers:

                                           Center 1        Center 2*
                                          -----------     ------------

      Marketing and branding activities   $  450,000       $  300,000
      Wages and consulting fees              650,000          300,000
      Rent                                   300,000          300,000
      Computers/Network                       60,000           30,000
      Web Design/Hosting                      50,000           10,000
      Inventory                               60,000           60,000
      Equipment                              200,000          200,000
      Fixtures                               100,000          100,000
      Working Capital                        630,000          450,000

                                          $2,500,000       $1,750,000

* Center #2 will require only $1,300,000 in the next 12 months and will only be 80% complete

Total 12 month requirement $3,800,000

Until we open the first center and begin to generate revenues we will have no source of funds. We hope to obtain additional financing but there can be no assurance that such financing will be available to us.

Liquidity and Capital Resources

      To date we have funded our operations from loans from the Company's Chief Executive Officer and his family. These loans, which are unsecured total approximately $170,810 and bear interest at 12% per annum and are due in December 2005. If we are unable to obtain additional financing at the time such loans become due our CEO and his family will wait until it is accessible to require repayment. We intend to use proceeds from any financing to repay these loans. Our CEO has indicated that he will continue to make advances on behalf of the Company but does not intend to make advances in an amount that will be sufficient to develop the centers.

      To date, we have incurred substantial losses, and will require financing for working capital to meet our operating obligations. We anticipate that we will require financing on an ongoing basis for the foreseeable future, which we will seek. There can be no assurance that such financing will be available.

      We are dependent on external financing to fund our operations. Although, we intend to seek financing no assurance can be given that such financing will be available in sufficient amounts or at all when needed.

      The Company believes that it will require approximately $4,000,000 in financing and that coupled with revenues from the operations of the first center and to a lesser extent, the second center when opened, will be sufficient to fund its operations for next 24 months.

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

      Furniture and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, principally three to five years. Accelerated methods are used for tax depreciation. Maintenance and repairs are charged to operations when incurred. Betterments and account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. When furniture and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

      The Company has incurred deferred offering costs in connection with raising additional capital through the sale of its common stock. These costs have been capitalized and will be charged against additional paid-in capital should common stock be issued for cash. As of September 30, 2005, no proceeds had been realized from the current offering and the costs incurred were charged to operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      During May 2005, the Financial Accounting Standards Board issued Statement No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3". This statement requires retrospective application to prior periods' financial statements of voluntary changes in accounting principals and is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, which would be the fiscal year ended September 30, 2007 for Getting Ready Corporation.

      On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the second quarter of fiscal year 2006. Management is currently in the process of assessing the implications of this revised standard.

Item 7
FINANCIAL STATEMENTS

                            Getting Ready Corporation
                        (A Development Stage Enterprise)

                For the Years Ended September 30, 2005 and 2004,
              and the Period November 26, 2002 (Date of Inception)
                           through September 30, 2005

             Report of Independent Registered Public Accounting Firm

                            Getting Ready Corporation
                        (A Development Stage Enterprise)

                              Financial Statements

                For the Years Ended September 30, 2005 and 2004,
              and the Period November 26, 2002 (Date of Inception)
                           through September 30, 2005

Contents

Report of Independent Registered Public Accounting Firm on Financial Statements

Financial Statements:

Balance Sheet
Statements of Operations
Statements of Changes in Stockholders' (Deficit) Equity
Statements of Cash Flows
Notes to Financial Statements

             Report of Independent Registered Public Accounting Firm

Board of Directors
Getting Ready Corporation
(A Development Stage Enterprise)
Sarasota, Florida

We have audited the accompanying balance sheet of Getting Ready Corporation (a development stage enterprise) as of September 30, 2005 and the related statements of operations, changes in stockholders' (deficit), and cash flows for the years ended September 30, 2005 and 2004 and the period from November 26, 2002 (Date of Inception) through September 30, 2005. These financial statements are the responsibility of the management of Getting Ready Corporation. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Getting Ready Corporation as of September 30, 2005 and the results of its operations and its cash flows for the years ended September 30, 2005 and 2004 and the period from November 26, 2002 (Date of Inception) through September 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $230,800 during the year ended September 30, 2005, has an accumulated deficit of $588,528 and has negative working capital of $237,028 at September 30, 2005 and has not realized any revenue. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
December 12. 2005

                            Getting Ready Corporation
                        (A Development Stage Enterprise)

                                  Balance Sheet

                               September 30, 2005

Assets
Current assets:
      Cash                                                                $     159
                                                                          ---------
Total current assets                                                            159
                                                                          ---------
Furniture and equipment, net of accumulated depreciation of $2,314            1,903
Web site development costs                                                    6,294
                                                                          ---------
                                                                          $   8,356
                                                                          =========
Liabilities and Stockholders' Deficit
Current liabilities:
      Accounts payable                                                    $  47,735
      Accrued interest                                                       26,329
      Due to related party                                                      510
      Notes payable, related party                                          170,810
                                                                          ---------
Total current liabilities                                                   245,384

Stockholders' deficit:
      Preferred stock; $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding

      Common stock; $.0001 par value; 499,000,000 shares authorized;
         72,334,419 shares issued and outstanding                             7,233
      Additional paid in capital                                            344,267
      Deficit accumulated during development stage                         (588,528)
                                                                          ---------
Total stockholders' deficit                                                (237,028)
                                                                          ---------
                                                                          $   8,356
                                                                          =========

The accompanying notes are an integral part of the financial statements.

                            Getting Ready Corporation
                        (A Development Stage Enterprise)

                            Statements of Operations

                                                                                                     Period November 26,
                                                                   Years Ended                    2002 (Date of Inception)
                                                                  September 30,                     through September 30,
                                                       ----------------------------------         ------------------------
                                                            2005                 2004                        2005
Operating costs                                        $     19,849          $      7,637               $     37,988
Amortization and depreciation                                10,322                10,323                     24,337
Insurance                                                     2,021                 6,533
Travel                                                        9,802                 3,942                     22,467
Printing fees                                                 3,079                 3,079
Office expenses                                               2,607                11,134                     17,598
Offering cost expense                                       100,392               100,392
Consulting expenses                                           1,645               202,707                    204,352
Professional fees                                            73,293                72,161                    145,453
                                                       ------------          ------------               ------------
                                                            217,910               313,004                   562,199

Interest expense                                             12,890                11,539                     26,329
                                                       ------------          ------------               ------------

Net loss                                               $   (230,800)         $   (324,543)              $   (588,528)
                                                       ============          ============               ============

Net loss per share                                     $       (.00)         $       (.01)              $       (.01)
                                                       ============          ============               ============

Weighted average number of
     common shares                                       75,557,743            62,277,701                 65,381,904
                                                       ============          ============               ============

The accompanying notes are an integral part of the financial statements.

                            Getting Ready Corporation
                        (A Development Stage Enterprise)

                Statements of Changes in Stockholders' (Deficit)

            For the Years Ended September 30, 2005 and 2004, and the
              Period November 26, 2002 (Date of Inception) through
                               September 30, 2005

                                       Common Stock                                            Prepaid
                                                                                Deficit       Services
                                                                              Accumulated       Paid
                                                               Additional        During         With
                                                                 Paid in       Development     Common        Stock
                                  Shares          Amount         Capital          Stage         Stock       Payable       Total
                                ----------    ------------    ------------    ------------    ---------    ---------    ---------
Issuance of common stock to
founders at par, November
2002                            55,516,075    $      5,552    $      (5,552)            --          --            --           --

Authorization of stock to
founder at par, November
2002                                    --              --          (1,110)             --           --    $   1,110           --

Issuance of common stock
for cash, December 2002*         1,586,161             159          49,841              --           --           --    $  50,000

Net loss                                                                      $    (33,185)                               (33,185)
                                ----------    ------------    ------------    ------------    ---------    ---------    ---------

Balance, September 30, 2003     57,102,236    $      5,711    $     43,179    $    (33,185)          --    $   1,110    $  16,815

Issuance of common stock
for cash, January 2004*            634,471              63          19,937              --           --           --       20,000

Issuance of common stock
for cash, May 2004 ($.009
per share)                         444,129              44           3,956              --           --           --        4,000

Issuance of common stock
for cash, May 2004*                222,064              22           6,978              --           --           --        7,000

Issuance of common stock
for services, June 2004*         2,775,804             278          87,222              --    $ (72,917)          --       14,583

Issuance of common stock
for services, July 2004*         5,925,000             593         177,157              --           --           --      177,750

Issuance of common stock to
founder at par, July 2004       11,103,215           1,110              --              --           --       (1,110)          --

Amortization of prepaid
services paid with common
stock                                   --              --              --              --       43,750           --       43,750

Net loss                                                                          (324,543)                              (324,543)
                                ----------    ------------    ------------    ------------    ---------    ---------    ---------
Balance, September 30, 2004     78,206,919    $      7,821    $    338,429    $   (357,728)   $ (29,167)          --    $ (40,645)

Amortization of prepaid
services paid with common
stock                                   --              --              --              --       29,167           --       29,167

Termination of agreement
and return of common stock
issued for services, April
2005                            (5,925,000)           (593)            593              --           --           --           --

Issuance of common stock
for cash, May 2005 ($.10
per share)                          42,500               4           4,246              --           --           --        4,250

Issuance of common stock
for cash, June 2005 ($.10
per share)                          10,000               1             999              --           --           --        1,000

Net loss                                                                          (230,800)                              (230,800)
                                ----------    ------------    ------------    ------------    ---------    ---------    ---------
Balance, September 30, 2005     72,334,419    $      7,233    $    344,267    $   (588,528)   $      --           --    $(237,028)

*     Common stock issued at $0.032 per share

The accompanying notes are an integral part of the financial statements.

                            Getting Ready Corporation
                          (A Development Stage Company)

                            Statements of Cash Flows

                                                                                         Period
                                                                                      November 26,
                                                                                     2002 (Date of
                                                       Years Ended                  Inception) through
                                                      September 30,                   September 30,
                                                    2005         2004                     2005
Operating activities
Net Loss                                         $(230,800)   $(324,543)              $(588,528)
Adjustments to reconcile net loss to net
   cash (used) by operating activities
Common stock issued for services                    29,167      236,083                 265,250
Write off deferred offering costs                  100,392      133,850
Amortization of discount on notes payable           (4,804)       4,804
Depreciation and amortization                       10,322       10,323                  24,337
(Increase) decrease in prepaid expenses                250         (250)
Increase (decrease) in:
     Accounts payable                               40,509        7,226                  47,735
     Accrued interest                               17,694        6,735                  26,329
                                                 ---------    ---------               ---------
Total adjustments                                  193,530      264,921                 497,501
     Net cash (used) by operating activities       (37,270)     (59,622)                (91,027)
                                                 ---------    ---------               ---------

Investing activities
Purchase of furniture and fixtures
     Net cash (used) by operating activities                       (600)                 (4,217)
                                                 ---------    ---------               ---------
                                                                   (600)                 (4,217)
                                                 ---------    ---------               ---------
Financing activities
Advances from a related party                          510
Increase in deferred offering costs                (10,361)     (56,573)               (133,850)
Proceeds from issuance of common stock               5,250       31,000                  86,250
Proceeds from issuance of notes payable             38,500       89,810                 142,493
                                                 ---------    ---------               ---------
     Net cash provided by operating activities      33,389       64,237                  95,403
                                                 ---------    ---------               ---------

NET (DECREASE) INCREASE IN CASH                     (3,881)       4,015                     159

CASH AT BEGINNING OF YEAR/PERIOD                     4,040           25

CASH AT END OF YEAR/PERIOD                       $     159    $   4,040               $     159
                                                 ---------    ---------               ---------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid for interest                           $       0    $       0               $       0
                                                 =========    =========               =========

During the year ended September 30, 2005, the Company and Cornell Capital Partners, LP cancelled an agreement, which resulted in the removal of a $300,000 note payable, the related discount of $86,466 and the deferred offering costs of $213,534.

During the period November 26, 2002 (Date of Inception) through September 30, 2005, a stockholder contributed web site development costs of $28,318 in exchange for a note payable.

During the year ended September 30, 2004 and the period November 26, 2002 (Date of Inception) through September 30, 2005, the Company recognized $72,917 of prepaid consulting expenses in exchange for common stock.

    The accompanying notes are an integral part of the financial statements.

                            Getting Ready Corporation
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                 For the Years Ended September 30, 2005 and 2004
                      And For the Period November 26, 2002
                 (Date of Inception) through September 30, 2005

1. Background Information

Getting Ready Corporation (the "Company") is a development stage enterprise that was incorporated under the laws of the State of Delaware on November 26, 2002.

To date, the Company's activities have been limited to raising capital, organizational matters, and the structuring of its business plan. The corporate headquarters are located in Sarasota, Florida. The Company's planned line of business will be to offer prenatal, childbirth, postpartum and parenting services to women and their families via education, counseling, support services and products for women and infants that promote a healthy pregnancy, birth, postpartum and early parenting period.

The Company plans to accomplish these objectives by opening a "Mothers Supercare Center" which provides the above services in a shopping mall environment and to offer franchise opportunities for others to duplicate the concept.

2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the years ended September 30, 2005 and 2004, and the period November 30, 2002 (Date of Inception) through September 30, 2005, the Company has had a net loss of $230,800, $324,543 and $588,528, respectively and negative working capital of $237,028 at September 30, 2005. As of September 30, 2005, the Company has not emerged from the development stage. In view of these matters, recoverability of recorded fixed assets, intangible assets, and other asset amounts shown in the accompanying financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities and loans from related parties. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

3. Significant Accounting Policies

The significant accounting policies followed are:

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

      Cash equivalents consist of all highly liquid debt instruments purchased with a maturity of three months or less. All cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

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

      The Company has incurred deferred offering costs in connection with raising additional capital through the sale of its common stock. These costs have been capitalized and will be charged against additional paid-in capital should common stock be issued for cash. If there is no issuance of common stock, the costs incurred will be charged to operations.

      The fair value of warrants is determined using the Black-Scholes method. The fair values ascribed to warrants that are used in connection with financing arrangements and professional service agreements (note 9) are amortized over the expected life of the underlying debt or the term of the agreement.

      The Company follows the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. For the periods presented there was no impairment recorded related to these long-lived assets.

      The Company capitalized the purchase of a domain name and development of a web-site according to EITF 00-2 and SOP 98-1. These costs were incurred for the application, graphics and infrastructure development. Future costs for the operation of the web-site will be expensed as incurred.

      Deferred income tax assets and liabilities arise from temporary differences associated with differences between the financial statements and tax basis of assets and liabilities, as measured by the enacted tax rates, which are expected to be in effect when these differences reverse Deferred tax assets and liabilities are classified as current or non-current, depending on the classification of the assets or liabilities to which they relate. Deferred tax assets and liabilities not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The principal types of temporary differences between assets and liabilities for financial statements and tax return purposes are set forth in Note 11.

      The Company issues shares of common stock in exchange for consulting and other services. The valuation of common stock issused for services is based upon either the value of the services rendered or the fair value of the stock, whichever is more readily determinable.

      Basic and diluted earnings per share are computed based on the weighted average number of common stock outstanding during the period. Common stock equivalents are not considered in the calculation of diluted earnings per share for the periods presented because their effect would be anti-dilutive.

During May 2005, the Financial Accounting Standards Board issued Statement No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3". This statement requires retrospective application to prior periods' financial statements of voluntary changes in accounting principals and is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, which would be the fiscal year ended September 30, 2007 for Getting Ready Corporation.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the second quarter of fiscal year 2006. Management is currently in the process of assessing the implications of this revised standard.

4. Furniture and Equipment

As of September 30, 2005, furniture and equipment consist of:

            Furniture and Equipment          $     3,917
            Software                                 300
                                             -----------
                                                   4,217
            Less accumulated depreciation         (2,314)
                                             $     1,903

Depreciation expense for the year ended September 30, 2005 and 2004, and the period November 26, 2002 (date of inception) through September 30, 2005, was $884, $883 and $2,314, respectively.

5. Web site development costs

Web site development costs consist of $28,318 capitalized costs and amortization expense for the year ended September 30, 2005 and 2004, and the period November 26, 2002 (date of inception) through September 30, 2005, was $9,439, $9,440 and $22,024, respectively.

6. Notes Payable

Notes payable consist of the following at September 30, 2005:

Notes payable to a stockholder; 12% interest; interest only payments due monthly; with principal and unpaid interest due December 31, 2005;
unsecured                                                               $145,810

Notes payable to a related party; 12% interest; interest only payments due monthly; with principal and unpaid interest due December 31, 2005;
unsecured                                                                 25,000
                                                                       ---------

                                                                         170,810
                                                                       =========

The aggregate principal maturing in subsequent years as of September 30, 2005 are:

September 30,
     2005                                                              $ 170,810
                                                                       =========

The terms of the above notes payable to a stockholder and a related party are not necessarily indicative of the terms that would have been incurred had comparable agreements been made with independent parties.

7. Common Stock Issued to Founder

In July 2004, the Company issued stock to the chief officer of the Company. This stock had been authorized by the Board of Directors at the founding of the Company in November 2002 but not issued at that time. The number of shares authorized was 1,000,000 shares at $0.01 par value (pre-split) or 11,103,215 shares at $.0001 per share after the split.

8. Private Placement Offering

In December 2003, the Company authorized a private placement offering of its common stock of up to 2,800,000 shares at $0.50 per share (the "Offering") (pre-split amounts). The Company did not issue any shares of common stock related to the Offering. Effective May 2004, the Company cancelled the Offering in order to pursue the filing of Form SB-2 with the Securities and Exchange Commission.

The Company issued 1,586,161 shares of common stock through September 30, 2003 to willing investors and realized proceeds of $50,000. For the year ended September 30, 2004, the Company issued 1,300,664 shares of common stock to willing investors and realized proceeds of $31,000. For the year ended September 30, 2005 and 2004, the company issued 52,500 and 634,471 shares of common stock and realized proceeds of $5,250 and $20,000, respectively.

9. Warrants

The following table summarizes information about warrants outstanding and exercisable as of September 30, 2005:

                                         Outstanding Warrants                                      Exercisable Warrants
                        ------------------------------------------------         ---------------------------------------------------
                         Number of              Weighted        Weighted            Weighted             Number of          Weighted
                        Underlying              Average         Average             Average                Shares            Average
 Exercise Price           Shares             Remaining Life      Price           Remaining Life          Exercisable          Price
     $0.045               793,081              .21 years       $  0.045            .21 years               793,081          $  0.045

10. Commitments and Contingencies

In June 2004, the Company entered into a six month agreement to be provided legal consulting services in exchange for 2,775,804 shares of the Company's restricted common stock. As of September 30, 2004, the Company had issued the 2,775,804 shares of restricted common stock valued at $87,500, of which the Company has recognized $29,167 and $58,333 as expense for the years ended September 30, 2005 and 2004, respectively.

On June 4, 2004, the Company entered into a consulting agreement with Cornell Capital Partners, LP ("Cornell") whereby Cornell would provide general advisory services to the Company for the purpose of strategic planning and assistance with mergers and acquisitions. The Company paid Cornell an initial fee of $25,000 upon the execution of the agreement with another $25,000 payment due upon the filing of a Registration Statement with the Securities and Exchange Commission. In addition, Cornell will receive $10,000 for structuring fees and $2,500 in fees for due diligence for a commitment to purchase up to $10,000,000 of the Company's common stock over a period of two years. Cornell will also receive compensation in the amount of five percent of the gross proceeds raised by Cornell. In addition, upon closing the transaction, the Company issued Cornell a non-interest bearing debenture equal to $300,000 for fees, which is recorded net of imputed interest discount as a note payable on the balance sheet. Effective March 2005, the Company and Cornell mutually agreed to terminate the June 4, 2004 agreement and all the respective rights and obligations contained therein and to terminate the non-interest bearing debenture.

The Company has an informal consulting arrangement with a physician to provide medical advice on an as needed basis. There is no fee guarantee or minimums associated with this agreement.

During July 2004, the Company entered into three-year employment agreements with each of our three executive officers, which will be effective on the date that the Company begins trading. They each will receive a salary of $100,000 per year. If our revenues, during year one of the agreements exceed $1.1 million, each of the three employees will receive $25,000 bonuses. If our revenues during year two exceed $7.3 million, each of the three employees will receive $75,000 bonuses. If our revenues during year three exceed $17.6 million, each of the three employees will receive $100,000 bonuses. They also are entitled to a car allowance of $700 per month and reimbursement for business expenses incurred by them.

During July 2004, the Company signed an agreement with Celerity Systems, Inc. to provide managerial consulting services on a month to month basis. During July 2004, the Company issued 5,925,000 shares of common stock as payment for these services per the agreement. In April 2005, the Company and Celerity Systems, Inc. mutually agreed to terminate the 2004 agreement and all the respective rights and obligations contained therein and to return for cancellation the 5,925,000 shares of common stock.

11. Income Taxes

Deferred taxes are recorded for all existing temporary differences in the Company's assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there was no net deferred tax benefit or expense for the year ended September 30, 2005 and 2004, the period November 26, 2002 (date of inception) through September 30, 2005.

Reconciliation of the federal statutory income tax rate of 34 percent to the effective income tax rate is as follows:

                                                                    Period
                                                                 November 26,
                                          Year Ended             2002 (Date of
                                         September 30,        Inception) through
                                -------------------------        September 30,
                                    2005             2004            2005
                                -------------------------     ----------------
Federal statutory income
    tax rate                      (34.0)%        (34.0)%            (34.0)%
                                  -----          -----              -----
State income taxes, net of
    tax benefit                    (3.5)%         (3.5)%             (3.5)%
Deferred tax asset valuation
    allowance                      37.5%          37.5%              37.5%
                                  -----          -----              -----

Effective rate                      0.0%           0.0%               0.0%
                                  -----          -----              -----


Deferred tax asset and liability components as are as follows:

       Net deferred tax assets:
                Other                                               $     9,200
            Capitalized start up costs                                  210,400
                                                                    -----------
                                                                        219,600
        Valuation allowance                                            (219,600)
                                                                    ------------
        Net deferred income taxes                                   $         0
                                                                    ===========

Since management of the Company believes it is more likely than not that the net deferred tax asset will not provide future benefit, the Company has established a 100 percent valuation allowance on the net deferred tax asset as of September 30, 2005.

12. Other Related Party Transactions

During the period November 26, 2002 (date of inception) to September 30, 2005, the Company owed $510 to a related company for reimbursement for certain expenses paid on behalf of the Company. This amount is unsecured and non-interest bearing.

The Company's corporate offices are located within a stockholder's home and due to the minimal amount of space necessary; the fair value of the rental contribution has not been accrued.

The terms and amounts of the above transactions are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

13. Authorized Shares and Stock Split

During July 2004, the Company's board of directors approved a proposal to amend the Articles of Incorporation to increase the number of authorized shares of common stock from 50,000,000 shares to 499,000,000 shares, change the par value of the common stock $.001 to $.0001 per share and to authorize 1,000,000 shares of blank check preferred stock, par value $.0001 per share. The Company's directors also approved an 11.103215 to 1 stock split to holders of record on July 30, 2004. Accordingly, all references to number of shares in these financial statements have been adjusted to reflect the stock split on a retroactive basis.

14. Subsequent Events

Subsequent to year end, the Company issued 170,500 shares of restricted common stock to qualified investors. These shares were valued at fair market value of $.10 per share for a total of $17,050 of cash.

Subsequent to year end, the Company entered into an agreement with an attorney to serve as corporate and securities counsel for the Company. In exchange for these services, he is to receive cash in the amount of $20,000 and 250,000 shares of common stock.

Item 8

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

Item 8A.

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

      Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Getting Ready Corporation, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

      There were no significant changes in the Company's Internal Controls or in other factors that have materially affected, or are reasonably likely to affect, Internal Controls over financial reporting during the most recent fiscal year.

ITEM 8B OTHER INFORMATION

None

Part III

Item 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Name                               Age                Position
         Sheldon Rose                        65                Chief Executive Officer, Chairman of the Board & President

         Francine Nichols                    67                Executive Vice President of Education & Services and Director

         Lori Majeski                        50                Executive Vice President for Sales & Marketing and Director

      We have a board of directors consisting of three directors. Listed below is certain information concerning those who will serve as directors and executive officers of the Company. No director has been designated as the financial expert on the Board. Each of our executive officers is under contract to start full time employment upon the date the Company's shares begin trading.

      Mr. Rose is a founder of GRC and has served as our Chief Executive Officer since inception. Mr. Rose has had extensive business experience with American Machine & Foundry Co. (1960-1964) where he completed his services as the Manager of Long Range Planning for the Aerospace General Engineering Division. Mr. Rose also worked for Cutler Hammer Corporation in Sales Management from 1964-1968.

From 1969-1972, he was Vice President of Marketing for Computer Solutions, Inc., a computer time-sharing company offering services to accountants, distributors and small to medium size business organizations. From 1972-1975, he was Corporate Acquisition Marketing Manager for Teleprocessing Industries, a division of the Western Union Company. From 1975-1982, he was President of Ambassador Corporation, a prenatal and postpartum product Services Company. From 1982 through March 1997, he was affiliated with Diplomat Corporation as its founder, Chairman and Chief Executive Officer. Diplomat was a public company traded on the Nasdaq Stock Market. From 1997 through 2001, he was the Chairman and CEO of the Rose Group Corporation a public company providing prenatal/postpartum products, through electronic e-commerce. Mr. Rose filed for personal bankruptcy in 2001.

      Dr. Nichols is a founder of GRC and is a director and has served as Executive Vice President of Education and Services to us since inception. In
1984, Dr. Nichols received her PhD degree in nursing from the University Of Texas in Austin, with an emphasis in parent child research and child health issues. Her professional appointments include: Coordinator, Maternal-Child Health Graduate Program, Wichita State University, Wichita, KS (1984-1991); Clinical Assistant Professor, Pediatrics, University of Kansas School of Medicine, Wichita, KS (1989-1991); and Visiting Professor (1998) and Professor(1999-present), Georgetown University, Coordinator of Women's Health,(1998-2001) and Coordinator, Summer Genetics Institutes (1999-present).

      Dr. Nichols is President of MCH Consultants (from 1985-present) that specializes in maternal and child health care. She has conducted many research and development studies on maternal and child health products for corporations. She is the author of five professional textbooks and numerous articles in the area of maternal and child health. Dr. Nichols has developed consumer and health professional perinatal education programs for private and government agencies and internationally (China, Dominican Republic, and Mexico).

      Dr. Nichols has served on numerous community and professional Boards in the maternal and child health area. She was President and a board member of LAMAZE International from 1984 through 1991, the National LAMAZE Childbirth Organization headquartered in Washington, D.C. She currently serves On the Executive Board of the Bay Clinic, Inc., a community health Agency for underserved populations in Hawaii.

      Ms. Majeski is a founder of GRC and has acted as our Executive Vice President for Sales and Marketing since formation. She has been actively engaged in the marketing and product development field for over twenty-three years, and has spent the past four years operating her own consulting company. Prior thereto, Ms. Majeski worked for the Rose Group Corporation, a public company providing prenatal/postpartum products, for two years. Her consulting activities focus upon retail, marketing, merchandising and product development services for children's education toys, juvenile accessories and infant and children's apparel. Prior to founding her own consulting company, Ms. Majeski worked for various manufacturers where she was directly responsible for the design, product development, production and merchandising of high-end children's wear apparel lines for the Walt Disney company and affiliated entities thereof.

      We intend to utilize Arnold L. Tanis, M.D., F.A.A.P. as our medical expert on an as needed basis. There are no guarantees or minimums associated with the arrangement. Mr. Tanis is a board certified pediatrician. He has received numerous awards and recognitions and has appeared in multiple network media productions and has published extensively on parenting and childcare topics.

Item 10

EXECUTIVE COMPENSATION

No officers or directors of ours received any compensation for services to us during the period November 26, 2002 (Date of Inception) through September 30, 2005.

Item 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The table below lists the beneficial ownership of our common stock, as of September 30, 2005, by each person known by us to be the beneficial owner of more than 5% of our common stock, by each of our directors and officers and by all of our directors and officers (for purposes of this chart we have deemed Dr. Francine Nichols as an executive officer) as a group.

Stockholder                          Shares Beneficially Owned (1)                Percentage Ownership
Sheldon R. Rose (2)                          33,309,645                                   46.06%
c/o Getting Ready Corporation
8990 Wembley Court
Sarasota, Florida 34238

Dr. Francine Nichols                         16,654,822                                   23.03%
c/o Getting Ready Corporation
8990 Wembley Court
Sarasota, Florida 34238

Lori Majeski                                 16,654,822                                   23.03%
c/o Getting Ready Corporation
8990 Wembley Court
Sarasota, Florida 34238

All officers and directors                   66,619,290                                   92.11%
      as a group (3 persons)

----------

(1) Based on an aggregate of 72,324,419 shares outstanding as of September 30, 2005.

(2) Includes 8,978,215 shares owned by Mr. Rose's wife, an aggregate of 4,000,000 shares owned by his children and 250,000 shares owned by his brother-in-law.

(3) Includes an aggregate of 500,000 shares of common stock owned by Ms. Majeski's children.

(4) Includes an aggregate of 4,000,000 shares of common stock owned by Dr. Nichols' family.

* Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

Item 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      We currently maintain our principal offices at the residence of our Chief Executive Officer, Sheldon Rose. We do not pay any rent for such offices. In connection with the formation of GRC, we issued 33,309,645 shares of our common stock to our Chief Executive Officer, 16,654,822 shares to Lori Majeski, a director and Executive Vice President for Sales and Marketing our Executive Vice President and 16,654,822 shares to Dr. Francine Nichols, a Director and Executive Vice President of Education and Services. These shares were issued as founder's shares.

      Our Chief Executive Officer, Sheldon R. Rose has loaned us an aggregate of $145,810 to date. Mr. Rose's brother, Steven H. Rose, has loaned us an aggregate of $25,000. These loans bear interest at twelve (12%) percent per annum. The loans are due in December 2005 but we intend to repay them out of any additional financing that we procure. We utilized the proceeds of such loans for costs related to our developmental activities, including, but not limited, to web site development fees, professional costs, computer costs and the initial payment to Cornell Capital.

Item 13

EXHIBITS

Exhibit No.     Document                                                    Page
-----------     ------------------------------------------------------      ----
2.1             Certificate of Incorporation*
2.2             Certificate of Amendment of Certificate of Incorporation*
2.3             By-laws*
10.1            Promissory Note in favor of Sheldon R. Rose*

* Previously filed in connection with the Company's Registration Statement on Form SB-2 (Reg. No. 333-119010).

Item 14

PRINCIPAL ACCOUNTANTS FEES AND SERVCIES

Audit Fees

During 2005 and 2004, we were billed by our accountants, Pender Newkirk & Company, approximately $25,487 and $18,740 for audit and review fees associated with our 10-KSB and 10-QSB filings.

Tax Fees

During 2005 and 2004, we were billed by our accountants, Pender Newkirk & Company, approximately $2,996 and $2,590 for tax work.

All Other Fees

During 2005, we did not have any additional fees from our accountants, Pender Newkirk & Company.

Board of Directors Pre-Approval Process, Policies and Procedures

Our principal auditors have performed their audit procedures in accordance with pre-approved policies and procedures established by our Board of Directors. Our principal auditors have informed our Board of Directors of the scope and nature of each service provided. With respect to the provisions of services other than audit, review, or attest services, our principal accountants brought such services to the attention of our Board of Directors prior to commencing such services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GETTING READY CORPORATION

Dated:  December 16, 2005             By: /s/Sheldon R. Rose
                                         ---------------------------------------
                                         Chief Executive Officer and Principal
                                         Accounting Officer