Form 10QSB
period 2005-12-31
GETTING READY CORP
filed 2006-02-10
CIK 1302554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from             , 20     , to              , 20     .

Commission File Number 0-51314

Getting Ready Corporation

(Exact Name of Registrant as Specified in Charter)

Delaware	30-0132755
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

8990 Wembley Court, Sarasota, Florida 34238

(Address of Principal Executive Offices)

(941) 966-6955

(Registrant’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☒  YES    ☐  NO.

There were 72,754,919 shares of the Registrant’s $.0001 par value common stock outstanding as of December 31, 2005.

Transitional Small Business Format (check one)    Yes  ☐    NO  ☒

Getting Ready Corporation

(A Development Stage Enterprise)

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Getting Ready Corporation

(A Development Stage Enterprise)

Financial Statements

As of December 31, 2005 and for the

Three Months Ended December 31, 2005 and 2004 (Unaudited) and the

Period November 26, 2002 (Date of Inception) through December 31, 2005 (Unaudited)

Contents

Financial Statements:

Getting Ready Corporation

(A Development Stage Enterprise)

Balance Sheet

December 31, 2005

(Unaudited)

Assets
Current assets:
Cash	$188

Total current assets	188

Furniture and equipment, net of accumulated depreciation of $2,535	1,682
Web site development costs, net of accumulated amortization of $24,384	3,933

$5,803

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$36,433
Accrued interest	31,637
Due to related party	510
Notes payable, related party	201,320

Total current liabilities	269,900

Stockholders’ deficit:
Preferred stock; $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding

Common stock; $.0001 par value; 499,000,000 shares authorized; 72,754,919 shares issued and outstanding	7,275
Additional paid in capital	386,275
Deficit accumulated during development stage	(657,647)

Total stockholders’ deficit	(264,097)

$5,803

The accompanying notes are an integral part of the financial statements.

Getting Ready Corporation

(A Development Stage Enterprise)

Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Period November 26, 2002 (Date of Inception) through December 31, 2005
	2005	2004
Operating costs	$9,051	$5,920	$47,039
Amortization and depreciation	2,581	2,581	26,918
Insurance			6,533
Travel	4,332	3,080	26,799
Printing fees	51		3,130
Office expenses	418	542	18,016
Offering cost expense	45,000		145,392
Consulting expenses		50,000	204,352
Professional fees	2,377	50,089	147,830
	63,810	112,212	626,009
Interest expense	5,309	11,261	31,638

Net loss	$(69,119)	$(123,473)	$(657,647)

Net loss per share	$(.00)	$(.00)	$(.01)

Weighted average number of common shares	72,696,633	78,206,919	65,976,593

The accompanying notes are an integral part of the financial statements

Getting Ready Corporation

(A Development Stage Enterprise)

Statements of Changes in Stockholders’ Deficit

For the Three Months Ended December 31, 2005 (Unaudited)

and the Period November 26, 2002 (Date of Inception)

through December 31, 2005 (Unaudited)

	Common Stock		Additional Paid in Capital	Deficit Accumulated During Development Stage	Prepaid Services Paid With Common Stock	Stock Payable	Total
	Shares	Amount
Issuance of common stock to founders at par, November 2002	55,516,075	$5,552	$(5,552)
Authorization of stock to founder at par, November 2002			(1,110)			$1,110
Issuance of common stock for cash, December 2002*	1,586,161	159	49,841				$50,000
Net loss				$(33,185)			(33,185)
Balance, September 30, 2003	57,102,236	$5,711	$43,179	$(33,185)		$1,110	$16,815
Issuance of common stock for cash, January 2004*	634,471	63	19,937				20,000
Issuance of common stock for cash, May 2004 ($.009 per share)	444,129	44	3,956				4,000
Issuance of common stock for cash, May 2004*	222,064	22	6,978				7,000
Issuance of common stock for services, June 2004*	2,775,804	278	87,222		$(72,917)		14,583
Issuance of common stock for services, July 2004*	5,925,000	593	177,157				177,750
Issuance of common stock to founder at par, July 2004	11,103,215	1,110				(1,110)
Amortization of prepaid services paid with common stock					43,750		43,750
Net loss				(324,543)			(324,543)
Balance, September 30, 2004	78,206,919	$7,821	$338,429	$(357,728)	$(29,167)		$(40,645)
Amortization of prepaid services paid with common stock					29,167		29,167
Termination of agreement and return of common stock issued for services, April 2005	(5,925,000)	(593)	593
Issuance of common stock for cash, May 2005 ($.10 per share)	42,500	4	4,246				4,250
Issuance of common stock for cash, June 2005 ($.10 per share)	10,000	1	999				1,000
Net loss				(230,800)			(230,800)
Balance, September 30, 2005	72,334,419	$7,233	$344,267	$(588,528)			$(237,028)
Issuance of common stock for cash, October 2005 ($.10 per share) (unaudited)	105,000	11	10,489				10,500
Issuance of common stock for services, October 2005 ($.10 per share) (unaudited)	250,000	25	24,975				25,000
Issuance of common stock for cash, November 2005 ($.10 per share) (unaudited)	60,500	5	6,045				6,050
Issuance of common stock for cash, December 2005 ($.10 per share) (unaudited)	5,000	1	499				500
Net loss for the three months ended December 31, 2005 (unaudited)				(69,119)			(69,119)
Balance, December 31, 2005 (unaudited)	72,754,919	$7,275	$386,275	$(657,647)			$(264,097)

*	Common stock issued at $0.032 per share.

The accompanying notes are an integral part of the financial statements.

Getting Ready Corporation

(A Development Stage Enterprise)

Statements of Cash Flows

(Unaudited)

	Three Months Ended December 31,		Period November 26, 2002 (Date of Inception) through December 31,
	2005	2004	2005
Operating activities
Net Loss	$(69,119)	$(123,473)	$(657,647)
Adjustments to reconcile net loss to net cash (used) by operating activities
Common stock issued for services	25,000		290,250
Amortization of prepaid legal fees		29,167
Write off deferred offering costs		50,000	133,850
Amortization of discount on notes payable		7,204
Depreciation and amortization	2,581	2,581	26,918
(Increase) decrease in prepaid expenses		250
Increase (decrease) in:
Accounts payable	(11,302)	29,987	36,433
Accrued interest	5,309	4,057	31,637
Total adjustments	21,588	123,246	519,088
Net cash (used) by operating activities	(47,531)	(227)	(138,559)

Investing activities
Purchase of furniture and fixtures			(4,217)
Net cash (used) by investing activities			(4,217)

Financing activities
Advances from a related party			510
Increase in deferred offering costs		(10,361)	(133,850)
Proceeds from issuance of common stock	17,050		103,300
Payment on notes payable	(5,900)		(5,900)
Proceeds from issuance of notes payable	36,410	6,600	178,904
Net cash provided (used) by financing activities	47,560	(3,761)	142,964

NET INCREASE (DECREASE) IN CASH	29	(3,988)	188

CASH AT BEGINNING OF YEAR/PERIOD	159	4,040

CASH AT END OF YEAR/PERIOD	$188	$52	$188

The accompanying notes are an integral part of the financial statements.

Supplemental schedule of noncash investing and financing activities:

During the period November 26, 2002 (Date of Inception) through December 31, 2005 (unaudited), the Company and Cornell Capital Partners, LP cancelled an agreement, which resulted in the removal of a $300,000 note payable, the related discount of $86,466 and the deferred offering costs of $213,534.

During the period November 26, 2002 (Date of Inception) through December 31, 2005 (unaudited), a stockholder contributed web site development costs of $28,317 in exchanged for a note payable.

During the period November 26, 2002 (Date of Inception) through December 31, 2005 (unaudited), the Company recognized $72,917 of prepaid consulting expenses in exchange for common stock.

The accompanying notes are an integral part of the financial statements.

Getting Ready Corporation

(A Development Stage Enterprise)

Notes to Financial Statements

Three Months Ended December 31, 2005 and 2004 (Unaudited) and the

Period November 26, 2002 (Date of Inception) through December 31, 2005 (Unaudited)

1. Background Information and Financial Statements

Getting Ready Corporation (the “Company”) is a development stage enterprise that was incorporated under the laws of the State of Delaware on November 26, 2002.

To date, the Company’s activities have been limited to raising capital, organizational matters, and the structuring of its business plan. The corporate headquarters are located in Sarasota, Florida. The Company’s planned line of business will be to offer prenatal, childbirth, postpartum and parenting services to women and their families via education, counseling, support services and products for women and infants that promote a healthy pregnancy, birth, postpartum and early parenting period.

The Company plans to accomplish these objectives by opening a “Mothers Supercare Center” which provides the above services in a shopping mall environment and to offer franchise opportunities for others to duplicate the concept.

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended December 31, 2005 and 2004 and the Period November 26, 2002 (Date of Inception) through December 31, 2005, (b) the financial position at December 31, 2005, and (c) cash flows for the three month periods ended December 31, 2005 and 2004, and the Period November 26, 2002 (Date of Inception) through December 31, 2005, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended September 30, 2005. The results of operations for the three month periods ended December 31, 2005 are not necessarily indicative of those to be expected for the entire year.

2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended December 31, 2005 and 2004 and since November 26, 2002 (date of inception) through December 31, 2005, the Company has had a net loss of $69,119, $123,473 and $672,647, respectively, and negative working capital of $269,712 at December 31, 2005. As of December 31, 2005, the Company has not emerged from the development stage. In view of these matters, recoverability of recorded furniture and equipment, intangible assets, and other asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

Getting Ready Corporation

(A Development Stage Enterprise)

Notes to Financial Statements

Three Months Ended December 31, 2005 and 2004 (Unaudited) and the

Period November 26, 2002 (Date of Inception) through December 31, 2005 (Unaudited)

3. Notes Payable, Related Parties

Notes payable, related parties, consist of the following at December 31, 2005:

Notes payable to a stockholder; 12% interest; interest only payments due monthly; with principal and unpaid interest due on or before February 2006; unsecured	$36,410

Notes payable to a stockholder; 12% interest; interest only payments due monthly; principal and unpaid interest past maturity; unsecured	139,910

Notes payable to a related party; 12% interest; interest only payments due monthly; principal and unpaid interest past maturity; unsecured	25,000

$201,320

The terms of the above notes payable to a stockholder and a related party are not necessarily indicative of the terms that would have been incurred had comparable agreements been made with independent parties.

4. Other Related Party Transactions

During the period November 26, 2002 (date of inception) to December 31, 2005, the Company owed $510 to a related company for reimbursement for certain expenses paid on behalf of the Company. This amount is unsecured and non-interest bearing.

The Company’s corporate offices are located within a stockholder’s home and due to the minimal amount of space necessary; the fair value of the rental contribution has not been accrued.

The terms and amounts of the above transactions are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

5. Common Stock Transactions

During the three months ended December 31, 2005, the Company issued 170,500 shares of restricted common stock to qualified investors. These shares were valued at fair market value of $.10 per share for a total of $17,050 of cash.

Also during the three months ended December 31, 2005, the Company entered into an agreement with an attorney to serve as corporate and securities counsel for the Company. In exchange for these services, the Company paid cash in the amount of $20,000 and issued 250,000 shares of restricted common stock valued at $25,000 and included as expense in the accompanying statements of operations.

PART I – FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operation

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS “ANTICIPATED,” “BELIEVE,” “EXPECT,” “PLAN,” “INTEND,” “SEEK,” “ESTIMATE,” “PROJECT,” “WILL,” “COULD,” “MAY,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

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

OVERVIEW

To date our operations have been limited to the development of our business plan, the selection of the sites for our first two Mothers Supercare Centers, research on the products and services that we intend to offer at the centers and the formation of our management team. Although our operations have been limited, we believe that there is a demand for the type of products and services that we intend to offer. Our strategy is to capture and keep the female customer from the time she decides to start a family through the early years of her infant’s life by selling related products and providing continued service throughout that entire time period.

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

A significant portion of our activities to date is centered on determining the sites for our first two Mothers Supercare Centers. We have chosen the two proposed sites by utilizing our marketing research databases. The first two centers will be located in or around the town of Weston in Broward County, Florida and the Monmouth/Ocean/Middlesex County areas of New Jersey. These two centers met our demographic criteria. We expect that the Centers will occupy approximately 8,000 square feet.

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

Some products to be sold at our centers will be purchased directly from vendors and will be held as inventory. Because we desire to reduce the need for significant expenditures on inventory, other products will be available to us and our customers on a drop-ship basis from selected manufactures. We intend to publish a catalogue of all products that we offer in our Center and through our web site. This catalogue will be distributed through our centers, doctors’ offices, hospitals, and direct mail. The catalogue will also provide articles that would contribute to the educational process for the women and their families.

To date our operations have been extremely limited and we have not yet derived any revenues. Our primary costs have been for the purchase of equipment and web site development, as well as professional fees and expenses. We have developed approximately 40% of our educational curriculum. Our efforts continue in developing prenatal and postnatal curriculum.

We have established approximately 20% of our retail program and continue to seek out products and services that we believe will be desired. We have spent approximately $28,000 on the development of our web site (mothersbaby.com). We believe that approximately 15% of the web site program has been completed. We estimate the planned website to be completed in the 6th month, and will require an additional $50,000 plus $10,000 for center #2 totaling $60,000. We also have taken certain steps in developing our catalog. Approximately 10% of such program has been completed under the name “New Life.” Since inception, we have incurred a net loss of approximately $657,600.

We believe that it will cost approximately $4.25 million to open the two centers. These costs will include initial construction costs, rent, the purchase of equipment and the limited purchase of inventory for sales at the Centers and via our catalog and web site. We estimate that the first center will cost approximately $2.5 million and the second center will cost $1.75 million. The difference in the costs relate to the fact that the first center will absorb all management compensation and other non-recurring expenses. We intend to devote approximately $450,000 to marketing and branding activities. We also have budgeted approximately $650,000 for wages and consultant’s fees. We will not be obligated to pay any wages and we will not incur any consulting expenses until an equity line of credit is accessible.

Over the next 12 months we expect to expend approximately $3,800,000 on our operations. These expenses will be allocated as follows:

	Center 1	Center 2*
Marketing and branding activities	$450,000	$300,000
Wages and consulting fees	$650,000	$300,000
Rent	$300,000	$300,000
Computers/Network	$60,000	$30,000
Web Design/Hosting	$50,000	$10,000
Inventory	$60,000	$60,000
Equipment	$200,000	$200,000
Fixtures	$100,000	$100,000
Working Capital	$630,000	$450,000

	$2,500,000	$1,750,000

*	Center 2 will require only $1,300,000 in the next 12 months and will only be 80% complete.

Total 12 month requirement $3,800,000.

Until we open the first center and begin to generate revenues we will no source of funds. We hope to obtain additional financing but there can be no assurance that such financing will be available to us.

Liquidity and Capital Resources

To date we have funded our operations from loans from the Company’s Chief Executive Officer and his family and the sale of equity securities. These loans, which are unsecured total approximately $201,300 and bear interest at 12% per annum and are either past maturity or due February 15, 2006. If we are unable to obtain additional financing at the time such loans become due, our CEO and his family will wait until it is accessible to require repayment. We intend to use proceeds from any financing to repay these loans. Our CEO has stated that he will continue to make advances on behalf of the Company but does not intend to make advances in an amount that will be sufficient to develop the centers.

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

The Company’s financial instruments include cash, accounts payable and notes payable. The carrying amounts of these financial instruments approximate their fair value, due to the short-term nature of these items. The carrying amount of the notes payable approximates their fair value due to the use of market rates of interest.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2005. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Certification by each Director and Executive Officer has been executed.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Our Chief Executive Officer, Sheldon R. Rose filed for personal bankruptcy in 2001. The reasons that necessitated Mr. Rose’s filing were large amounts of capital that he infused into his company, The Rose Group Corporation and his personal guarantee of liabilities of the Rose Group Corporation.

Item 2. Changes in Securities

During the three month period ended December 31, 2005, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

The following is a list of our securities that have been sold or issued by us during the three month period ended December 31, 2005. Each of these securities were sold without registration under the Securities Act in reliance on Section 4(2) of the Securities Act. There were no underwriting discounts or commissions paid in connection with the sale of these securities.

During October 2005, the Company issued 105,000 shares of common stock to qualified investors at a price of $.10 per share for a total of $10,500.

During October 2005, the Company issued 250,000 shares of common stock to an attorney for services. These shares were valued at $.10 per share for a total of $25,000.

During November 2005, the Company issued 60,500 shares of common stock to qualified investors at a price of $.10 per share for a total of $6,050.

During December 2005, the Company issued 5,000 shares of common stock to qualified investors at a price of $.10 per share for a total of $500.

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

Item 3. Defaults Upon Senior Securities

During the three month period ended December 31, 2005, the Company was in default of notes payable and accrued interest of $164,910 and $31,293, respectively, payable to the Company’s CEO and his family.

Item 4. Submission of Matters to a Vote of Security Holders

During the three month period ended December 31, 2005, the Company did not submit any matters to a vote of its security holders.

Item 5. Other Matters

The Company does not have any other material information to report with respect to the three month period ended December 31, 2005.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits included herewith are:

31.1	Certification of the Chief Executive Officer and Principal Accounting Officer dated January 31, 2006 (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

32	Written Statements of the Chief Executive Officer and Principal Accounting Officer dated January 31, 2006 (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)

(b)	Reports on Form 8-K – None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

GETTING READY CORPORATION

Dated: February 8, 2006	By:	/s/ Sheldon R. Rose
Chief Executive Officer and Principal Accounting Officer