Form 10QSB
period 2006-03-31
GETTING READY CORP
filed 2006-05-15
CIK 1302554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March, 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) .    ☒  YES    ☐  NO.

There were 72,764,919 shares of the Registrant’s $.0001 par value common stock outstanding as of March 31, 2006.

Transitional Small Business Format (check one)    Yes  ☐    NO  ☒

Getting Ready Corporation
(A Development Stage Enterprise)

Contents

Part I - Financial Information

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.	Controls and Procedures

Part II - Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Matters

Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Getting Ready Corporation
(A Development Stage Enterprise)

Financial Statements

As of March 31, 2006 and for the
Three and Six Months Ended March 31, 2006 and 2005 (Unaudited) and the
Period November 26, 2002 (Date of Inception) through March 31, 2006 (Unaudited)

Contents

Financial Statements:

Balance Sheet	1
Statements of Operations	2
Statement of Changes in Stockholders’ Deficit	3-4
Statements of Cash Flows	5-6
Notes to Financial Statements	7

Getting Ready Corporation
(A Development Stage Enterprise)

Balance Sheet

March 31, 2006
(Unaudited)
Assets

Furniture and equipment, net of accumulated depreciation of $2,755	$ 1,462
Web site development costs, net of accumulated amortization of $4,719	1,573

$3,035

Liabilities and Stockholders’ Deficit
Current liabilities:
Bank overdraft	$55
Accounts payable	61,011
Accrued payroll	29,589
Accrued interest	46,908
Due to related party	510
Notes payable, related party	245,017

Total current liabilities	383,090

Stockholders’ deficit:
Preferred stock; $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	0
Common stock; $.0001 par value; 499,000,000 shares authorized; 72,764,919 shares issued and outstanding	7,277
Additional paid in capital	387,273
Deficit accumulated during development stage	(774,605)

Total stockholders’ deficit	(380,055)

$3,035

The accompanying notes are an integral part of the financial statements.

Getting Ready Corporation

(A Development Stage Enterprise)

Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,		Period November 26, 2002 (Date of Inception) through March 31,
	2006	2005	2006	2005	2006

Operating costs	$ 40,642	$ 6,715	$ 49,834	$ 12,635	$87,822
Amortization and depreciation	2,581	2,580	5,161	5,161	29,499
Insurance	0	0	0	0	6,533
Travel & entertainment	3,741	2,409	7,932	5,489	30,399
Office expenses	692	295	1,110	837	18,708
Offering cost expense	25,000	0	70,000	0	120,392
Consulting expenses	10,020	0	10,020	50,000	264,372
Printing fees	0	0	52	0	3,130
Professional fees	19,012	0	21,389	50,089	166,842
	101,688	11,999	165,498	124,211	727,697

Interest expense	15,270	(7,746)	20,579	3,515	46,908

Net loss	(116,958)	(4,253)	$(186,077)	$(127,726)	$(774,605)

Net loss per share	(.00)	(.00)	$(.00)	$(.00)	$(.01)

Weighted average number of common shares	72,762,784	78,206,919	72,729,483	78,206,919	66,476,797

 The accompanying notes are an integral part of the financial statements

Getting Ready Corporation
(A Development Stage Enterprise)

Statements of Changes in Stockholders’ Deficit

For the Six Months Ended March 31, 2006 (Unaudited)
and the Period November 26, 2002 (Date of Inception)
through March 31, 2006 (Unaudited)
	Common Stock
	Shares	Amount	Additional Paid in Capital	Deficit Accumulated During Development Stage	Prepaid Services Paid With Common Stock	Stock Payable		Total

Issuance of common stock to founders at par, November 2002	55,516,075	$ 5,552	$ (5,552)

Authorization of stock to founder at par, November 2002			(1,110)			$1,110

Issuance of common stock for cash, December 2002*	1,586,161	159	49,841					$50,000

Net loss				$(33,185)				(33,185)

Balance, September 30, 2003	57,102,236	$5,711	$43,179	$(33,185)		$1,110		$16,815

Issuance of common stock for cash, January 2004*	634,471	63	19,937					20,000

Issuance of common stock for cash, May 2004 ($.009 per share)	444,129	44	3,956					4,000

Issuance of common stock for cash, May 2004*	222,064	22	6,978					7,000

Issuance of common stock for services, June 2004*	2,775,804	278	87,222		$(72,917)			14,583

Issuance of common stock for services, July 2004*	5,925,000	593	177,157					177,750

Issuance of common stock to founder at par, July 2004	11,103,215	1,110				(1,110)

Amortization of prepaid services paid with common stock					43,750			43,750

Net loss				(324,543)				(324,543)
Balance, September 30, 2004	78,206,919	$7,821	$338,429	$(357,728)	$(29,167)			$(40,645)

Amortization of prepaid services paid with common stock					29,167			29,167

Termination of agreement and return of common stock issued for services, April 2005	(5,925,000)	(593)	593

Issuance of common stock for cash, May 2005 ($.10 per share)	42,500	4	4,246					4,250

Issuance of common stock for cash, June 2005 ($.10 per share)	10,000	1	999					1,000

Net loss				(230,800)				(230,800)

Balance, September 30, 2005	72,334,419	$7,233	$344,267	$(588,528)			$	$(237,028)

Issuance of common stock for cash, October 2005 ($.10 per share) (unaudited)	105,000	11	10,489					10,500

Issuance of common stock for services, October 2005 ($.10 per share) (unaudited)	250,000	25	24,975					25,000

Issuance of common stock for cash, November 2005 ($.10 per share) (unaudited)	60,500	5	6,045					6,050

Issuance of common stock for cash, December 2005 ($.10 per share) (unaudited)	5,000	1	499					500

Issuance of common stock for cash, January 2006 ($.10 per share) (unaudited)	10,000	2	998					1,000

Net loss for the six months ended March 31, 2006 (unaudited)				(186,077)				(186,077)

Balance March 31, 2006 (unaudited)	72,764,919	$7,277	$387,273	$(774,605)				$(380,055)

*Common stock issued at $0.032 per share.

The accompanying notes are an integral part of the financial statements.

Getting Ready Corporation
(A Development Stage Enterprise)

Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,		Period November 26, 2002 (Date of Inception) through March 31,
	2006	2005	2006

Operating activities
Net Loss	$(186,077)	$(127,726)	$(774,605)
Adjustments to reconcile net loss to net
cash used by operating activities
Common stock issued for services	25,000	29,167	290,250
Amortization of prepaid legal fees
Write off deferred offering costs		50,000	133,850
Amortization of discount on notes payable		(4,804)
Depreciation and amortization	5,161	5,161	29,499
(Increase) decrease in prepaid expenses		250
Increase (decrease) in:
Accounts payable	13,276	32,254	61,011
Accrued payroll	29,589		29,589
Accrued interest	20,580	8,319	46,908
Total adjustments	93,606	120,347	591,107
Net cash used by operating activities	(92,471)	(7,379)	(183,498)

Investing activities
Purchase of furniture and fixtures			(4,217)
Net cash used by investing activities			(4,217)

Financing activities
Increase in bank overdraft	55		55
Advances from a related party			510
Increase in deferred offering costs		(10,361)	(133,850)
Proceeds from issuance of common stock	18,050		104,300
Payment on notes payable	(5,900)		(5,900)
Proceeds from issuance of notes payable	80,107	13,700	222,600
Net cash provided by financing activities	92,312	3,339	187,715

NET DECREASE IN CASH	(159)	(4,040)	0

CASH AT BEGINNING OF YEAR/PERIOD	159	4,040	0

CASH AT END OF YEAR/PERIOD	$0	$0	$0

The accompanying notes are an integral part of the financial statements.5

Supplemental schedule of noncash investing and financing activities:

During the period November 26, 2002 (Date of Inception) through March 31, 2006 (unaudited), the Company and Cornell Capital Partners, LP cancelled an agreement, which resulted in the removal of a $300,000 note payable, the related discount of $86,466 and the deferred offering costs of $213,534.

During the period November 26, 2002 (Date of Inception) through March 31, 2006 (unaudited), a stockholder contributed web site development costs of $28,317 in exchanged for a note payable.

During the period November 26, 2002 (Date of Inception) through March 31, 2006 (unaudited), the Company recognized $72,917 of prepaid consulting expenses in exchange for common stock.

The accompanying notes are an integral part of the financial statements.

Getting Ready Corporation
(A Development Stage Enterprise)

Notes to Financial Statements

Three and Six Months Ended March 31, 2006 and 2005 (Unaudited) and the
Period November 26, 2002 (Date of Inception) through March 31, 2006 (Unaudited)

1. Background Information and Financial Statements

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

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended March 31, 2006 and 2005 and the Period November 26, 2002 (Date of Inception) through March 31, 2006, (b) the financial position at March 31, 2006, and (c) cash flows for the six month periods ended March 31, 2006 and 2005, and the Period November 26, 2002 (Date of Inception) through March 31, 2006, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended September 30, 2005. The results of operations for the three and six month periods ended March 31, 2006 are not necessarily indicative of those to be expected for the entire year.

2. Reclassifications

Certain minor reclassifications have been made in the March 31, 2006 financial statements to conform to the classifications used in prior year.

3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended March 31, 2006 and 2005 and since November 26, 2002 (date of inception) through March 31, 2006, the Company has had a net loss of $186,077, $127,726 and $774,605, respectively, and negative working capital of $383,090 at March 31, 2006. As of March 31, 2006, the Company has not emerged from the development stage. In view of these matters, recoverability of recorded furniture and equipment, intangible assets, and other asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

Getting Ready Corporation
(A Development Stage Enterprise)

Notes to Financial Statements

Three and Six Months Ended March 31, 2006 and 2005 (Unaudited) and the
Period November 26, 2002 (Date of Inception) through March 31, 2006 (Unaudited)

4. Notes Payable, Related Parties

Notes payable, related parties, consist of the following at March 31, 2006:

Notes payable to a stockholder; 12% interest (14% upon maturity);
interest only payments due monthly; with principal and unpaid interest
due on or before April 2006; unsecured     $22,377

Notes payable to a stockholder; 14% interest; interest only payments
due monthly; principal and unpaid interest past maturity; unsecured                     197,640

Notes payable to a related party; 12% interest; interest only payments
due monthly; principal and unpaid interest past maturity; unsecured                       25,000
                                                                                                                                            $245,017

The terms of the above notes payable to a stockholder and a related party are not necessarily indicative of the terms that would have been incurred had comparable agreements been made with independent parties.

5. Other Related Party Transactions

During the period November 26, 2002 (date of inception) to March 31, 2006, the Company owed $510 to a related company for reimbursement for certain expenses paid on behalf of the Company. This amount is unsecured and non-interest bearing.

The Company's corporate offices are located within a stockholder's home and due to the minimal amount of space necessary; the fair value of the rental contribution has not been accrued.

The terms and amounts of the above transactions are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

6. Common Stock Transactions

During the six months ended March 31, 2006, the Company issued 180,500 shares of restricted common stock to qualified investors. These shares were valued at fair market value of $.10 per share for a total of $18,050 of cash.

Also during the six months ended March 31, 2006, the Company entered into an agreement with an attorney to serve as corporate and securities counsel for the Company. In exchange for these services, the Company paid cash in the amount of $20,000 and issued 250,000 shares of restricted common stock valued at $25,000 and included as expense in the accompanying statements of operations.

7. Commitments and Contingencies

On March 6, 2006, the Company entered into a $25 million investment agreement with Dutchess Private Equities Fund, L.P. (“Dutchess”). Pursuant to the terms of the investment agreement, over the next three years the Company may at its discretion periodically sell (or “put”) to Dutchess shares of its common stock having an aggregate purchase price of up to $25 million. For each share of common stock sold under the investment agreement, Dutchess agreed to pay GRC 94% of the lowest closing bid price of the Company’s common stock during the 5 trading days immediately following the applicable put notice date. The Company may elect not to sell any shares to Dutchess at a price that is less than 75% of the closing bid price for the (10) trading days immediately preceding the applicable put notice date.

Under the terms of the Investment Agreement GRC may, every 7 trading days, sell to Dutchess common stock with a value equal to either $100,000 or 200% of the average daily trading volume of the common stock for the 10 trading days prior to the applicable put notice date multiplied by the average of the three daily closing bid prices immediately preceding the put notice date. Dutchess’s obligation to purchase shares of the Company’s common stock is subject to certain conditions, including the Company obtaining an effective registration statement for shares of common stock to be sold under the Investment Agreement. As of March 31, 2006, there has been no activity under this agreement.

PART I - FINANCIAL INFORMATION

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

To date our operations have been extremely limited and we have not yet derived any revenues. Our primary costs have been for the purchase of equipment and web site development, as well as professional fees and expenses. We have developed approximately 40% of our educational curriculum. Our efforts continue in developing prenatal and postnatal curriculum. We have established approximately 20% of our retail program and continue to seek out products and services that we believe will be desired. We have spent approximately $28,000 on the development of our web site (mothersbaby.com). We believe that approximately 15% of the web site program has been completed. We estimate the planned website to be completed in the 6th month, and will require an additional $50,000 plus $10,000 for center #2 totaling $60,000. We also have taken certain steps in developing our catalog. Approximately 10% of such program has been completed under the name "New Life." Since inception, we have incurred a net loss of approximately $774,605.

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

Over the next 12 months we expect to expend approximately $3,800,000 on our operations. These expenses will be allocated as follows:

Center 1   Center 2*
Marketing and branding activities                   $450,000                              $300,000
Wages and consulting fees                               $650,000                              $300,000
Rent                                                                       $300,000                              $300,000
Computers/Network                                            $ 60,000                               $  30,000
Web Design/Hosting                                          $ 50,000                               $  10,000
Inventory                                                              $ 60,000                               $  60,000
Equipment                                                            $200,000                              $200,000
Fixtures                                                                 $100,000                              $100,000
Working Capital                                                  $630,000                              $450,000
                                                                            $2,500,000                           $1,750,000

*Center 2 will require only $1,300,000 in the next 12 months and will only be 80% complete.

Total 12 month requirement $3,800,000.

Until we open the first center and begin to generate revenues we will have no source of funds. We hope to obtain additional financing but there can be no assurance that such financing will be available to us.

Liquidity and Capital Resources

To date we have funded our operations from loans from the Company's Chief Executive Officer and his family and the sale of equity securities. These loans, which are unsecured total approximately $245,017 and bear interest at 12% - 14% per annum and are either past maturity or due April 1, 2006. If we are unable to obtain additional financing at the time such loans become due, our CEO and his family will wait until it is accessible to require repayment. We intend to use proceeds from any financing to repay these loans. Our CEO has stated that he will continue to make advances on behalf of the Company but does not intend to make advances in an amount that will be sufficient to develop the centers.

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

The Company may incur deferred offering costs in connection with raising additional capital through the sale of its common stock. If such costs are incurred, they will be capitalized and charged against additional paid-in capital should common stock be issued for cash or if the offering terminates without cash proceeds, the offering costs will be expensed.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2006. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

There have been no changes in the Company’s internal control over financial reporting during the six months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Changes in Securities

During the six month period ended March 31, 2006, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

The following is a list of our securities that have been sold or issued by us during the six month period ended March 31, 2006. Each of these securities was sold without registration under the Securities Act in reliance on Section 4(2) of the Securities Act. There were no underwriting discounts or commissions paid in connection with the sale of these securities.

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

During January 2006, the Company issued 10,000 shares of common stock to a qualified investor at a price of $.10 per share for a total of $1,000.

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

Item 3. Defaults upon Senior Securities

During the six month period ended March 31, 2006, the Company was in default of notes payable and accrued interest of $197,640 and $46,908, respectively, payable to the Company’s CEO and his family.

Item 4. Submission of Matters to a Vote of Security Holders

During the six month period ended March 31, 2006, the Company did not submit any matters to a vote of its security holders.

Item 5. Other Matters

The Company does not have any other material information to report with respect to the six month period ended March 31, 2006.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits included herewith are:

31.1
Certification of the Chief Executive Officer and Principal Accounting Officer dated May 15, 2006 (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

32
Written Statements of the Chief Executive Officer and Principal Accounting Officer dated January 31, 2006 (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)

(b)
Reports on Form 8-K -

March 6, 2006 - On March 6, 2006, the Company entered into a $25 million investment agreement with Dutchess Private Equities Fund, L.P.

March 17, 2006 - On March 17, 2006, the Company and Dutchess Private Equities Fund, L.P. entered into an addendum to the $25 Million Investment Agreement. Pursuant to the terms of the Addendum, Section 6 of the Investment Agreement is deleted in its entirety.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

GETTING READY CORPORATION

Dated: May 15, 2006	By:	/s/Sheldon R. Rose
Chief Executive Officer and Principal Accounting Officer