Form 10QSB
period 2006-06-30
GETTING READY CORP
filed 2006-08-14
CIK 1302554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  YES    ☐  NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☒  YES    ☐  NO

There were 72,964,919 shares of the Registrant’s $.0001 par value common stock outstanding as of June 30, 2006.

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

Signatures

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Getting Ready Corporation
(A Development Stage Enterprise)

Financial Statements

As of June 30, 2006 and for the
Three and Nine Months Ended June 30, 2006 and 2005 (Unaudited) and the
Period November 26, 2002 (Date of Inception) through June 30, 2006 (Unaudited)

Contents

Financial Statements:

Balance Sheet as of June 30, 2006 (Unaudited)	1
Statements of Operations for the Three and Nine Months Ended June 30, 2006 and 2005 (Unaudited) and for the Period November 26, 2002 (Date of Inception) through June 30, 2006 (Unaudited)	2
Statement of Changes in Stockholders’ Deficit for the Nine Months Ended June 30, 2006 (Unaudited) and the Period November 26, 2002 (Date of Inception) through June 30, 2006 (Unaudited)	3-4
Statements of Cash Flows for the Nine Months Ended June 30, 2006 and 2005 (Unaudited) and for the Period November 26, 2002 (Date of Inception) through June 30, 2006 (Unaudited)	5-6
Notes to Financial Statements	7

Getting Ready Corporation
(A Development Stage Enterprise)

Balance Sheet

June 30, 2006
(Unaudited)

Assets
Current assets:
Cash	$183
Total current assets	183
Furniture and equipment, net of accumulated depreciation of $2,976	1,241

$1,424
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$60,303
Accrued payroll	104,384
Accrued interest	55,532
Due to related party	510
Notes payable, related parties	252,372
Total current liabilities	$473,101
Stockholders’ deficit:
Preferred stock; $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding
Common stock; $.0001 par value; 499,000,000 shares authorized; 72,964,919 shares issued and outstanding	7,296
Additional paid in capital	420,746
Deficit accumulated during development stage	(899,719)
Total stockholders’ deficit	(471,677)
$1,424

The accompanying notes are an integral part of the financial statements.

Getting Ready Corporation
(A Development Stage Enterprise)

Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended		Period November 26, 2002 (Date of Inception) through June 30,
	2006	2005	2006	2005	2006
Operating costs	$80,479	$5,628	$130,173	$18,262	168,160
Amortization and depreciation	1,794	2,581	6,955	7,742	31,292
Insurance					6,533
Travel	645	1,188	8,718	6,677	31,185
Printing fees			51		3,130
Office expenses	137	1,478	1,247	2,315	18,846
Offering cost expense		50,392	70,000	100,392	120,392
Consulting expenses	25,000		35,020		289,372
Professional fees	8,435	16,826	29,824	66,915	175,277
	116,490	78,093	281,988	202,303	844,187

Interest expense	8,624	4,420	29,203	7,936	55,532

Net loss	$(125,114)	$(82,513)	$(311,191)	$(210,239)	$(899,719)

Net loss per share	$(.00)	$(.00)	$(.00)	$(.00)	$(.01)

Weighted average number of common shares	72,921,030	73,495,475	72,792,993	76,647,985	66,923,648

The accompanying notes are an integral part of the financial statements

Getting Ready Corporation
(A Development Stage Enterprise)

Statements of Changes in Stockholders’ Deficit

For the Nine Months Ended June 30, 2006 (Unaudited)
and the Period November 26, 2002 (Date of Inception)
through June 30, 2006 (Unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Deficit Accumulated During Development Stage	Prepaid Services Paid With Common Stock	Stock Payable	Total
Issuance of common stock to founders at par, November 2002	55,516,075	$5,552	$(5,552)

Authorization of stock to founder at par, November 2002			(1,110)			$1,110

Issuance of common stock for cash, December 2002*	1,586,161	159	49,841				$50,000

Net loss				$(33,185)			(33,185)

Balance, September 30, 2003	57,102,236	$5,711	$43,179	$(33,185)		$1,110	$16,815

Issuance of common stock for cash, January 2004*	634,471	63	19,937				20,000

Issuance of common stock for cash, May 2004 ($.009 per share)	444,129	44	3,956				4,000

Issuance of common stock for cash, May 2004*	222,064	22	6,978				7,000

Issuance of common stock for services, June 2004*	2,775,804	278	87,222		$(72,917)		14,583

Issuance of common stock for services, July 2004*	5,925,000	593	177,157				177,750

Issuance of common stock to founder at par, July 2004	11,103,215	1,110				(1,110)

Amortization of prepaid services paid with common stock					43,750		43,750

Net loss				(324,543)			(324,543)

Balance, September 30, 2004	78,206,919	$7,821	$338,429	$(357,728)	$(29,167)		$(40,645)

Amortization of prepaid services paid with common stock					29,167		29,167

Termination of agreement and return of common stock issued for services, April 2005	(5,925,000)	(593)	593

Issuance of common stock for cash, May 2005 ($.10 per share)	42,500	4	4,246				4,250

Issuance of common stock for cash, June 2005 ($.10 per share)	10,000	1	999				1,000

Net loss				(230,800)			(230,800)

Balance, September 30, 2005	72,334,419	$7,233	$344,267	$(588,528)			$(237,028)

Issuance of common stock for cash, October 2005 ($.10 per share) (unaudited)	105,000	11	10,489				10,500

Issuance of common stock for services, October 2005 ($.10 per share) (unaudited)	250,000	25	24,975				25,000

Issuance of common stock for cash, November 2005 ($.10 per share) (unaudited)	60,500	5	6,045				6,050

Issuance of common stock for cash, December 2005 ($.10 per share) (unaudited)	5,000	1	499				500

Issuance of common stock for services, December 2005 ($.10 per share) (unaudited)	25,000	2	2,498				2,500

Issuance of common stock for cash, January 2006 ($.10 per share) (unaudited)	10,000	2	998				1,000

Issuance of common stock for services, April 2006 ($.25 per share) (unaudited)	100,000	10	24,990				25,000

Issuance of common stock for cash, June 2006 ($.08 per share) (unaudited)	75,000	7	5,985				5,992

Net loss for the nine months ended June 30, 2006 (unaudited)				(311,191)			(311,191)

Balance June 30, 2006 (unaudited)	72,964,919	$7,296	$420,746	$(899,719)			$(471,677)

*Common stock issued at $0.032 per share.

The accompanying notes are an integral part of the financial statements

Getting Ready Corporation
(A Development Stage Enterprise)

Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30,		Period November 26, 2002 (Date of Inception) through June 30,
	2006	2005	2006
Operating activities
Net loss	$(311,191)	$(210,239)	$(899,719)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	52,500	29,167	317,750
Write off deferred offering costs		100,392	133,850
Depreciation and amortization	6,955	7,742	31,292
Amortization of discount on note payable		(4,804)
Decrease (increase) in prepaid expenses		250
Increase (decrease) in:
Accounts payable	12,568	40,350	60,303
Accrued payroll	104,384		104,384
Accrued interest	29,203	12,740	55,532
Net cash used by operating activities	(105,581)	(24,402)	(196,608)

Investing activities
Purchase of furniture and equipment			(4,217)
Net cash used by investing activities			(4,217)

Financing activities
Advances from a related party			510
(Increase) decrease in deferred offering costs		(10,361)	(133,850)
Proceeds from issuance of common stock	24,042	5,250	110,292
Proceeds from issuance of notes payable	93,063	25,600	235,556
Payments on notes payable	(11,500)		(11,500)
Net cash provided by financing activities	105,605	20,489	201,008

Net (decrease) increase in cash	24	(3,913)	183

Cash at beginning of year/period	159	4,040

Cash at end of year/period	$183	$127	$183

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

During the period November 26, 2002 (Date of Inception) through June 30, 2006 (unaudited), a stockholder contributed web site development costs of $28,318 in exchanged for a note payable.

During the period November 26, 2002 (Date of Inception) through June 30, 2006 (unaudited), the Company recognized $72,917 of prepaid consulting expenses in exchange for common stock.

The accompanying notes are an integral part of the financial statements.

Getting Ready Corporation
(A Development Stage Enterprise)

Notes to Financial Statements

Three and Nine Months Ended June 30, 2006 and 2005 (Unaudited) and the
Period November 26, 2002 (Date of Inception) through June 30, 2006 (Unaudited)

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

2.  Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended June 30, 2006 and 2005 and the Period November 26, 2002 (Date of Inception) through June 30, 2006, (b) the financial position at June 30, 2006, and (c) cash flows for the nine month periods ended June 30, 2006 and 2005, and the Period November 26, 2002 (Date of Inception) through June 30, 2006, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended September 30, 2005. The results of operations for the three and nine month periods ended June 30, 2006 are not necessarily indicative of those to be expected for the entire year.

3.  Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three and nine months ended June 30, 2006 and since November 26, 2002 (date of inception) through June 30, 2006, the Company has had a net loss of $125,114, $311,191 and $899,719, respectively. As of June 30, 2006, the Company has not emerged from the development stage. In view of these matters, recoverability of recorded furniture and equipment and other asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities and loans from related parties. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

4.  Reclassifications

Certain minor reclassifications have been made in the June 30, 2006 financial statements to conform to the classifications used in prior year.

5.  Notes Payable, Related Parties

Notes payable, related parties, consist of the following at June 30, 2006:

Notes payable to a stockholder; 12% interest (14% upon maturity); interest only payments due monthly; with principal and unpaid interest due on or before July 2006; unsecured	$7,610
Notes payable to a stockholder; 14% interest; interest only payments due monthly; principal and unpaid interest past maturity; unsecured	219,762
Notes payable to a related party; 12% interest; interest only payments due monthly; principal and unpaid interest past maturity; unsecured	25,000
$$252,372

The terms of the above notes payable to a stockholder and a related party are not necessarily indicative of the terms that would have been incurred had comparable agreements been made with independent parties.

6.  Other Related Party Transactions

During the period November 26, 2002 (date of inception) to June 30, 2006, the Company owed $510 to a related company for reimbursement for certain expenses paid on behalf of the Company. This amount is unsecured and non-interest bearing.

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

Under the terms of the Investment Agreement GRC may, every 7 trading days, sell to Dutchess common stock with a value equal to either $100,000 or 200% of the average daily trading volume of the common stock for the 10 trading days prior to the applicable put notice date multiplied by the average of the three daily closing bid prices immediately preceding the put notice date. Dutchess’s obligation to purchase shares of the Company’s common stock is subject to certain conditions, including the Company obtaining an effective registration statement for shares of common stock to be sold under the Investment Agreement. As of June 30, 2006, the Company sold 75,000 shares of common stock for $5,992 under this agreement.

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

RESULTS

For the period from inception November 26, 2002 through June 30, 2006 no revenue was generated. We have attempted to raise financing under the Dutchess Private Equities Fund equity line of credit. To date we have been unsuccessful in meaningful fundraising attempts.

Our Chief Executive Officer, Mr. Rose, has attempted to obtain alternate financing through the investment banking community and personal relationships. He has been unsuccessful in these efforts.

We have been able to continue operating primarily due to loans provided by our Chief Executive Officer Mr. Rose and his family, and the use of the principal executive and administrative office space owned by this officer at no rental cost to the company. Funding by Mr. Rose and his family has become a financial hardship and cannot continue any longer.

As of June 30, 2006 we had a total of $183 cash on hand and our current liabilities exceed this amount by more than $473,000. Management believes that even if we do not commence our anticipated operations, we will be unable to satisfy our cash requirements for much longer unless we raise additional funds. If we are unsuccessful at raising additional funds, for whatever reason to fund our operations, we may be forced to seek opportunities outside of our originally intended industry or to seek a buyer for our business or another entity with which we could create a joint venture. Ultimately if all of these alternatives fail, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

PLAN OF OPERATIONS

Because we have not recorded any revenues to date and we did not have any access to Committed financing, we have prepared our financial statements with the assumption that there is substantial doubt that we can continue as a going concern. Our ability to continue as a going concern is dependent on our ability to affect our Plan of Operations and thus derive revenues from operation and our access to the financing.

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

To date our operations have been extremely limited and we have not yet derived any revenues. Our primary costs have been for the purchase of equipment and web site development, as well as professional fees and expenses. We have developed approximately 40% of our educational curriculum. Our efforts continue in developing prenatal and postnatal curriculum. We have established approximately 20% of our retail program and continue to seek out products and services that we believe will be desired. We have spent approximately $28,000 on the development of our web site (mothersbaby.com). We believe that approximately 15% of the web site program has been completed. We estimate the planned website to be completed in the 6th month, and will require an additional $50,000 plus $10,000 for center #2 totaling $60,000. We also have taken certain steps in developing our catalog. Approximately 10% of such program has been completed under the name "New Life." Since inception, we have incurred a net loss of approximately $899,700.

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

Liquidity and Capital Resources

To date we have funded our operations from loans from the Company's Chief Executive Officer and his family and the sale of equity securities. These loans, which are unsecured total approximately $252,400 and bear interest at 12% - 14% per annum and are either past maturity or due July 30, 2006. If we are unable to obtain additional financing at the time such loans become due, our CEO and his family will wait until it is accessible to require repayment. We intend to use proceeds from any financing to repay these loans. Our CEO has stated that he will continue to make advances on behalf of the Company but does not intend to make advances in an amount that will be sufficient to develop the centers.

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

Item 3.  Controls and Procedures

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2006. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

There have been no changes in the Company’s internal control over financial reporting during the nine months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.  Changes in Securities

During the three month period ended June 30, 2006, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

The following is a list of our securities that have been sold or issued by us during the three month period ended June 30, 2006. Each of these securities were sold without registration under the Securities Act in reliance on Section 4(2) of the Securities Act. There were no underwriting discounts or commissions paid in connection with the sale of these securities.

During April 2006, the Company issued 100,000 shares of common stock in exchange for consulting services.

During June 2006, the Company issued 75,000 shares of common stock to a qualified investor under a put notice at a price of $.08 per share for a total of $5,992.

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

Item 3.  Defaults Upon Senior Securities

During the period November 26, 2005 through June 30, 2006, the Company was in default of notes payable and accrued interest of $244,762 and $55,532, respectively, payable to the Company’s CEO and his family.

Item 4.  Submission of Matters to a Vote of Security Holders

During the three month period ended June 30, 2006, the Company did not submit any matters to a vote of its security holders.

Item 5.  Other Matters

The Company does not have any other material information to report with respect to the three month period ended June 30, 2006.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits included herewith are:

31.1
Certification of the Chief Executive Officer and Principal Accounting Officer (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

32
Written Statements of the Chief Executive Officer and Principal Accounting Officer (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)

(b)	Reports on Form 8-K - None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

GETTING READY CORPORATION

Dated: August 14, 2006	By:	/s/ Sheldon R. Rose
Chief Executive Officer and Principal Accounting Officer