Form 10-K
period 2006-09-30
GETTING READY CORP
filed 2006-12-19
CIK 1302554

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                                 For the fiscal year ended September 30, 2006
                                                           ------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        For the transition period from           to
                                                       ----------------------
                        Commission File No. 333-132578
                                          -----------------------------------

                           GETTING READY CORPORATION
---------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

               Delaware                                  30-0132755
---------------------------------------------------------------------------
     (State or other jurisdiction of                  (IRS Employer
      incorporation or organization)               Identification No.)

                               8990 Wembley Court
                            Sarasota, Florida 34238
---------------------------------------------------------------------------
                   (Address of principal executive offices)

                                 (941) 966-6955
---------------------------------------------------------------------------
                           (Issuer's Telephone Number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.     [X]  YES     [ ]  NO

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB     [X]

State issuer's revenues for its most recent reporting period.
Sept. 30, 2006 $0

     Aggregate market value of the voting stock held by non-affiliates of the registrant at September 30, 2006 was $94,854.

There were 4,864,328 shares of the Registrant's $.001 par value common stock outstanding as of September 30, 2006.

Transitional Small Business Format (check one) [ ] YES [X] NO (Title of class)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [X] YES [ ] NO

                           GETTING READY CORPORATION
                                  FORM 10-KSB
                       FISCAL YEAR ENDED September 30, 2006

TABLE OF CONTENTS

PART I
Item 1.  Description of Business                                            	4
Item 2.  Description of Property	                                            5
Item 3.  Legal Proceedings                                                  5
Item 4.  Submission of Matters to a Vote of Security Holders                5

PART II
Item 5.  Market for Common Equity and Related Stockholder Matters	           5
Item 6.  Plan of Operation                                             	 6 - 9
Item 7.  Financial Statements	                                      F-1 - F-18
Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure	                               10
Item 8A  Controls and Procedures	                                           10
Item 8B  Other Information                                                 10

PART III
Item 9   Directors and Executive Officers of the Registrant           	10 - 11
Item 10  Executive Compensation	                                            12
Item 11  Security Ownership of Certain Beneficial Owners
         and Management and Related Stockholder Matters                    12
Item 12  Certain Relationships and Related Transactions	                    13
Item 13  Exhibits		                                                          14
Item 14  Principal Accountants Fees and Services	                           14

Signatures                                                                 15

Certifications                                                             16

FORWARD-LOOKING STATEMENTS

     This Form 10-KSB contains "forward-looking statements" and information relating to our business that are based on our beliefs as well as assumptions made by us or based upon information currently available to us. When used in this statement, the words "anticipate", "believe", "estimate", "expect", "intend", "may", "plan", "project", "should" and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements relating to our performance in Item l "Description of Business" and Item 6 "Plan of Operation". These statements reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties. Actual and future results and trends could differ materially from those set forth in such statements due to various factors. Such factors include, among others: general economic and business conditions; industry capacity; industry trends; competition; changes in business strategy or development plans; project performance; availability, terms, and deployment of capital; and availability of qualified personnel. These forward-looking statements speak only as of the date of this statement. Subject at all times to relevant federal and state securities law disclosure requirements, we expressly disclaim any obligation or undertaking to disseminate any update or revisions to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

PART I

Item 1.  DESCRIPTION OF BUSINESS

     	Getting Ready Corporation was incorporated in Delaware on November 26, 2002. We originally intended to open Mother Supercare Centers in target areas across the United States. We intended for the Mother Supercare Centers to provide women who are planning to start a family, are pregnant or have recently had a baby, with a one-stop destination offering pregnancy, childbirth and parenting educational classes, nutritional counseling, health and fitness classes and training, spa services, and retail catalog and internet shopping for women's and infant's products related to pregnancy through the infant's first year of life. We intended to emphasize educating women about pregnancy, childbirth and parenting, nutrition and the overall health, fitness and emotional well-being of themselves and their families from the decision to conceive through the infant's first year of life. We also intended to offer pampering spa services such as massages, facials, pedicures and manicures to enhance the woman's feeling of physical and emotional well-being as well as educational and counseling services.

     Although we identified the geographical areas for the first two Mother Supercare Centers, we were unable to raise sufficient funding to establish either of the two centers.

		     Due to our failure to raise a meaningful amount of funding, on September
1, 2006 our management determined that it was no longer feasible to operate or to attempt to effect our business plan.  Accordingly, since September 1,
2006 we have had no business operations.  Since that date our sole activity has been searching for a merger or acquisition candidate with which we could combine and that would commence operations and potentially create some value for our shareholders.

Employees

     As of September 30, 2006, the Company has three employees: our Chief Executive Officer (Mr. Sheldon Rose), our Executive Vice President for Education and Services (Dr. Francine Nichols), and our Executive Vice President for Marketing (Lori Majeski).

Item 2.  DESCRIPTION OF PROPERTY

     We do not own any real property. We maintain our principal offices at 8990 Wembley Court, Sarasota, Florida 34238. Such office space is on premises owned by our CEO, Sheldon Rose, and is provided to the Company at minimal cost.

Item 3.  LEGAL PROCEEDINGS

     We are not party to any material legal proceedings, nor to the knowledge of our management is any such proceeding threatened against it. Our Chief Executive Officer Sheldon R. Rose filed for personal bankruptcy in 2001. The reasons that necessitated Mr. Rose's filing were large amounts of capital that he infused into his company, The Rose Group Corporation, and his personal guarantee of liabilities of The Rose Group Corporation.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the year ended September 30, 2006, the Company did not submit any matters to a vote of its security holders. However, during November 2006, the Board approved a resolution amending its Certificate of Incorporation tat includes a reverse stock split of one for fifteen and thereby adjusting the par value from $.0001 to $.001. This resolution was approved by the consent of holders of a majority of our outstanding shares of common stock.

     As of November 27th, 2006, the amendment has been filed with the State of Delaware and is effective on December 1, 2006. All references to common stock in this document have been adjusted for the reverse split.

PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     At the present time our shares are traded on the Over-the-Counter Bulletin Board. Our shares commenced trading on the Bulletin Board on February 23, 2006 under the symbol GETR, and the symbol was changed to GTRY following the reverse stock split.

	     The following table sets forth, for the periods indicated, the range of high and low closing bid prices for our common stock through September 30,
2006 for the periods noted, as reported by the National Quotations Bureau and the Over-The-Counter Bulletin Board.  Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Common Stock Closing Bid
Fiscal Quarter End                            High              Low
----------------------------------        -------------    ------------
December 31, 2005                             n/a               n/a
March 31, 2006                                $0.27             $0.24
June 30, 2006                                 $0.25             $0.03
September 30, 2006                            $0.07             $0.012

     We have not paid any cash dividends on our common or preferred stock and do not anticipate paying any such cash dividends in the foreseeable future. Earnings, if any, will be retained to finance future growth. We may issue shares of our common stock and preferred stock in private or public offerings to obtain financing, capital or to acquire other businesses that can improve our performance and growth. Issuance and/or sales of substantial amounts of common stock could adversely affect prevailing market prices in our common stock.

     As of September 30, 2006 there were approximately 37 beneficial owners of our common stock with 4,864,328 shares issued and outstanding.

     During the year ended September 30, 2006, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

     However, during November 2006, the Board approved a resolution amending its Certificate of Incorporation which includes a reverse stock split of one for fifteen and thereby adjusting the par value from $.0001 to $.001. This resolution was approved by the consent of holders of a majority of our outstanding shares of common stock.

Item 6.  PLAN OF OPERATION

     THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS "ANTICIPATED", "BELIEVE", "EXPECT", "PLAN", "INTEND", "SEEK", "ESTIMATE", "PROJECT", "WILL", "COULD", "MAY", AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL.
SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS

MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

     The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our financial statements and related notes appearing elsewhere herein. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial condition, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase our product sales and potentially establish additional license relationships, these are forward-looking statements. The words expect, anticipate, estimate or similar expressions are also used to indicate forward-looking statements.

OVERVIEW

     For the period from inception, November 26, 2002, through September 30, 2006, no revenue was generated. Execution of our business required that we raise substantial funding. We attempted to raise financing under an equity line of credit with Dutchess Private Equity Fund. Unfortunately, we were unsuccessful in meaningful fundraising attempts.

     Our Chief Executive Officer, Mr. Sheldon R. Rose, has also attempted to obtain alternate financing through the investment banking community and personal relationships. He has been unsuccessful in these efforts.

     We were able to continue operating through September 1, 2006 primarily
due to loans provided by our Chief Executive Officer, Mr. Rose.   However,
funding our operations became a financial hardship on Mr. Rose and his family and, as discussed in our previously filed reports, they were unable to continue to provide funding to the company.

     Due to our failure to raise a meaningful amount of funding, on September 1, 2006 our management determined that it was no longer feasible for the Company to operate or to attempt to effect its business plan. Accordingly, since September 1, 2006 we have had no business operations. Since that date, our sole activity has been searching for a merger or acquisition candidate with which we could combine and that would commence operations and potentially create some value for our shareholders.

Liquidity and Capital Resources

     Historically we funded our operations primarily from loans from the Company's Chief Executive Officer and his family. These loans, which are unsecured, total approximately $251,352 and bear interest at 12 - 14% per annum and are past maturity. As discussed above, financing our operations has become a financial hardship on our CEO and his family and they are no longer able to provide us with funding. Accordingly, we do not presently have sufficient funds to pay our short-term or long-term obligations.

     As shown in the accompanying financial statements, we incurred a net loss of $464,995 during the year ended September 30, 2006, and as of that date, our current liabilities exceeded our current assets by $625,481. Therefore, our ability to continue as a going concern is uncertain. We expect to incur significant losses in the future. As a result, we will need to generate significant revenues to achieve profitability and may never achieve profitability.

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

     The Company's financial instruments include accounts payable and notes payable. The carrying amounts of these financial instruments approximate their fair value, due to the short-term nature of these items. The carrying amount of the notes payable approximates their fair value due to the use of market rates of interest.

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

Impact of Recent Accounting Pronouncements

     During May 2005, the Financial Accounting Standards Board issued Statement No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3". This statement requires retrospective application to prior periods' financial statements of voluntary changes in accounting principals and is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, which would be the fiscal year ended September 30, 2007 for Getting Ready Corporation.

     On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company has implemented the revised standard in the second quarter of fiscal year 2006. Management is currently in the process of assessing the implications of this revised standard.

     In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), effective for fiscal years beginning after December 15, 2006. FIN 48 requires a two-step approach to determine how to recognize tax benefits in the financial statements where recognition and measurement of a tax benefit must be evaluated separately. A tax benefit will be recognized only if it meets a "more-likely-than-not" recognition threshold. For tax positions that meet this threshold, the tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. We are currently evaluating the impact of adopting FIN 48, and have not yet determined the significance of this new rule to our overall results of operations, cash flows or financial position.

     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of SFAS No. 157 to materially impact its financial statements.

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements." SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the Company's 2006 annual financial statements. The Company is currently assessing the potential impact that the adoption of SAB No. 108 will have on its financial statements. The adoption of SAB No. 108 is not expected to materially impact the financial statements.

Item 7  FINANCIAL STATEMENTS


                           Getting Ready Corporation
                        (A Development Stage Enterprise)

               For the Years Ended September 30, 2006 and 2005,
             and the Period November 26, 2002 (Date of Inception)
                          through September 30, 2006


           Report of Independent Registered Public Accounting Firm

                           Getting Ready Corporation
                        (A Development Stage Enterprise)

               For the Years Ended September 30, 2006 and 2005,
             and the Period November 26, 2002 (Date of Inception)
                          through September 30, 2006

Contents

Report of Independent Registered Public Accounting Firm
     on Financial Statements                                              F-3
Financial Statements:
     Balance Sheet                                                        F-4
     Statements of Operations                                             F-5
     Statements of Changes in Stockholders' (Deficit) Equity              F-6
     Statements of Cash Flows                                             F-9
Notes to Financial Statements                                            F-11

           Report of Independent Registered Public Accounting Firm

Board of Directors
Getting Ready Corporation
(A Development Stage Enterprise)
Sarasota, Florida

     We have audited the accompanying balance sheet of Getting Ready Corporation (a development stage enterprise) as of September 30, 2006 and the related statements of operations, changes in stockholders' (deficit), and cash flows for the years ended September 30, 2006 and 2005 and the period from November 26, 2002 (Date of Inception) through September 30, 2006. These financial statements are the responsibility of the management of Getting Ready Corporation. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Getting Ready Corporation as of September 30, 2006 and the results of its operations and its cash flows for the years ended September 30, 2006 and 2005 and the period from November 26, 2002 (Date of Inception) through September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $464,995 during the year ended September 30, 2006, has an accumulated deficit of $1,053,523 and has negative working capital of $625,481 at September 30, 2006 and has not realized any revenue. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pender Newkirk & Company LLP
Certified Public Accountants
Tampa, Florida
Nov. 10, 2006, except for Note 12, as to which the date is Nov. 28, 2006
                                      F-3

                          GETTING READY CORPORATION
                       (A Development Stage Enterprise)
                                BALANCE SHEET

                              September 30, 2006

Assets

Liabilities and Stockholders' Deficit

   Current liabilities:
     Accounts payable                                                    $  127,890
     Accrued interest                                                        65,729
     Accrued payroll                                                        180,000
     Due to related party                                                       510
     Notes payable, related party                                           251,352
                                                                 ----------
   Total current liabilities                                             $  625,481
                                                                 ==========

   Stockholders' deficit:
     Preferred stock; $.001 par value; 1,000,000 shares authorized;
        0 shares issued and outstanding
     Common stock; $.001 par value; 499,000,000 shares authorized;
        4,864,328 shares issued and outstanding                          $    4,865
     Additional paid in capital                                             423,177
     Deficit accumulated during development stage                        (1,053,523)
                                                                 ----------
   Total stockholders' deficit                                           $
(625,481)
                                                                 ==========
























The accompanying notes are an integral part of the financial statements.

                          GETTING READY CORPORATION
                       (A Development Stage Enterprise)
                           STATEMENTS OF OPERATIONS

                                                        Period November 26,
                                  Years Ended          2002 (Date of Inception)
                                  September 30,          through September 30,
                          ------------------------     ------------------------
                             2006           2005                 2006

Operating costs               $ 208,949      $  19,849            $   246,937
Amortization and depreciation     7,176         10,322                 31,513
Insurance                           -              -                    6,533
Travel                            8,718          9,802                 31,185
Printing fees                        51            -                    3,130
Office expenses                   1,417          2,607                 19,015
Offering cost expense            70,000        100,392                120,392
Consulting expenses              40,659          1,645                295,011
Professional fees                88,675         73,293                234,128
                               ---------      ---------              ---------
                                425,645        217,910                987,844

Interest expense                 39,350         12,890                 65,679
                               ---------      ---------            -----------

Net loss                      $(464,995)     $(230,800)           $	(1,053,523)
                             ==========     ==========          ============

Net loss per share            $   (0.10)     $   (0.05)           $     (0.23)
                             ==========     ==========          ============

Weighted average number of
   common shares              4,855,763      5,037,183              4,487,968
                             ==========     ==========          ============















The accompanying notes are an integral part of the financial statements.

                                         GETTING READY CORPORATION
                                      (A Development Stage Enterprise)
                           STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)

                        For the Years Ended September 30, 2006 and 2005, and the
                          Period November 26, 2002 (Date of Inception) through
                                            September 30, 2006

                              Common Stock

                                                                                     Prepaid
                                                                        Deficit      Services
                                                                      Accumulated      Paid
                                                        Additional      During         With
                                                         Paid in      Development    Common      Stock
                                   Shares      Amount    Capital         Stage        Stock     Payable      Total
                                  ---------   --------  ----------   -------------  ---------- ---------   ----------

Issuance of common stock to
founders at par, November 2002    3,701,072    $ 3,701  $ (3,701)

Authorization of stock to
founder at par, November 2002	                               (740)                               $ 740

Issuance of common stock for
cash, December 2002*                105,744        106    49,894                                            $ 50,000

Net loss                                                              $ (33,185)                             (33,185)
                                  ---------   --------  ----------   -------------  ---------- ---------   ----------
Balance, September 30, 2003       3,806,816    $ 3,807  $ 45,453      $ (33,185)                $ 740       $ 16,815

Issuance of common stock for
cash, January 2004*                  42,298         42    19,958                                              20,000

Issuance of common stock for
cash, May 2004 ($.135 per share)     29,609         29     3,971                                               4,000

Issuance of common stock for
cash, May 2004*	                      14,804         15     6,985                                               7,000

Issuance of common stock for
services, June 2004*                185,054        185    87,315                   $ (72,917)               14,583

Issuance of common stock for
services, July 2004*                395,000        395   177,355                                           177,750

Issuance of common stock to
founder at par, July 2004           740,214        740                                           (740)

Amortization of prepaid services
paid with common stock                                                                43,750                43,750

Net loss                                                               (324,543)                          (324,543)
                                  ----------   -------- ---------    ------------  ----------  ---------  ----------
Balance, September 30, 2004       5,213,795    $ 5,213  $341,037      $(357,728)   $ (29,167)             $	(40,645)

Amortization of prepaid services
paid with common stock                                                                29,167                29,167

Termination of agreement and
return of common stock issued
for services, April 2005           (395,000)      (395)      395

Issuance of common stock for
cash, May 2005 ($1.50 per share)     2,833           3     4,247                                             4,250

Issuance of common stock for
cash, June 2005 ($1.50 per share)      667           1       999                                             1,000

Net loss                                                               (230,800)                          (230,800)
                                 ----------   --------  ----------   -------------  ---------- --------- -----------
Balance, September 30, 2005      4,822,295     $ 4,822  $346,678      $(588,528)     $                   $(237,028)

Issuance of common stock for
cash, October 2005
($1.50 per share)                    7,000           7    10,493                                            10,500

Issuance of common stock for
services, October 2005
($1.50 per share)                   16,666          17    24,983                                            25,000

Issuance of common stock for cash,
November 2005 ($1.50 per share)      4,033           4     6,046                                             6,050

Issuance of common stock for cash,
December 2005 ($1.50 per share)        333           0       500                                               500

Issuance of common stock for
services, December 2005
($1.50 per share)                    1,667           2     2,498                                             2,500

Issuance of common stock for cash,
January 2006 ($1.50 per share)         667           1       999                                             1,000

Issuance of common stock for
services, April 2006
($3.75 per share)                    6,667           7    24,993                                            25,000

Issuance of common stock for cash,
June 2006 ($1.20 per share)          5,000           5     5,987                                             5,992

Net loss                                                                 (464,995)                        (464,995)
                                 ----------   --------  ----------   -------------  ---------- --------- -----------
Balance, September 30, 2006      4,864,328       4,865  $423,177      $(1,053,523)   $          $	        $	(625,481)

*Common stock issued at $0.48 per share

The accompanying notes are an integral part of the financial statements.

                                         GETTING READY CORPORATION
                                      (A Development Stage Enterprise)
                                         STATEMENTS OF CASH FLOWS

                                                                                    Period November 26,
                                                 Years Ended                       2002 (Date of Inception)
                                                 September 30                        through September 30,
                                             2006           2005                             2006

Operating activities
Net Loss                                      $(464,995)    $(230,800)                    $(1,053,523)
Adjustments to reconcile net loss to net
   cash used by operating activities
Common stock issued for services                 52,500        29,167                         317,750
Write off deferred offering costs                             100,392                         133,850
Amortization of discount on notes payable                      (4,804)
Depreciation and amortization	                     7,176        10,322                          31,514
(Increase) decrease in prepaid expenses                           250
Increase (decrease) in:
     Accounts payable                             80,155       40,509                         127,890
     Accrued salaries                            180,000                                      180,000
     Accrued interest                             39,400       17,694                          65,729
                                                    -----------   -----------                      ------------
     Net cash used by operating activities      (105,764)     (37,270)                       (196,790)
                                                    -----------   -----------                      ------------

Investing activities
Purchase of furniture and fixtures                                                             (4,217)
                                                    -----------   -----------                      ------------
     Net cash (used) by investing activities                                                   (4,217)
                                                    -----------   -----------                      ------------

Financing activities
Advances from a related party	                                                                     510
Increase in deferred offering costs                           (10,361)                       (133,850)
Proceeds from issuance of common stock            24,042        5,250                         110,291

Proceeds from issuance of notes payable           93,063       38,500                         235,556
Payments on notes payable                        (11,500)                                     (11,500)
                                                    -----------   -----------                      ------------
     Net cash provided by financing activities   105,605       33,389                         201,007
                                                    -----------   -----------                      ------------

NET DECREASE IN CASH                                (159)      (3,881)

CASH AT BEGINNING OF YEAR/PERIOD                     159        4,040

CASH AT END OF YEAR/PERIOD                       $            $   159                       $
                                                    -----------   -----------                      ------------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid for interest                           		$     0			      $     0			                       $       0
                                                    ===========   ===========                      ============

During the year ended September 30, 2006, the Company transferred the net book value of fixed assets of
$1,020 to its majority shareholder to offset a portion of the notes payable.

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

During the period November 26, 2002 (Date of Inception) through September 30, 2006, the Company recognized
$72,917 of prepaid consulting expenses in exchange for common stock.

The accompanying notes are an integral part of the financial statements.

                        Getting Ready Corporation
                    (A Development Stage Enterprise)

                     Notes to Financial Statements

            For the Years Ended September 30, 2006 and 2005
                 And For the Period November 26, 2002
            (Date of Inception) through September 30, 2006

1.  Background Information

     Getting Ready Corporation (the "Company") is a development stage enterprise that was incorporated under the laws of the State of Delaware on November 26, 2002.

     Historically, the Company's activities were limited to raising capital, organizational matters, and the structuring of its business plan. The corporate headquarters are located in Sarasota, Florida. The Company's planned line of business was to offer prenatal, childbirth, postpartum and parenting services to women and their families via education, counseling, support services and products for women and infants that promote a healthy pregnancy, birth, postpartum and early parenting period.

     The Company planed to accomplish these objectives by opening a "Mothers Supercare Center" which provides the above services in a shopping mall environment and to offer franchise opportunities for others to duplicate the concept.

     Due to the Company's failure to raise a meaningful amount of funding, on September 1, 2006 its management determined that it was no longer feasible for the Company to operate or to attempt to effect its business plan. Accordingly, since September 1, 2006 the Company has had no business operations. Since that date, the Company's sole activity has been searching for a merger or acquisition candidate with which it could combine and that would commence operations and potentially create some value for its shareholders.

2.  Going Concern

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the years ended September 30, 2006 and 2005, and the period November 26, 2002 (Date of Inception) through September 30, 2006, the Company has had a net loss of $464,995, $230,800 and $1,053,523, respectively and negative working capital of $625,481 at September 30, 2006. As of September 30, 2006, the Company has not emerged from the development stage. Since inception, the Company has financed its activities principally from the sale of equity securities and loans from related parties.

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

     Cash equivalents consisted of all highly liquid debt instruments purchased with a maturity of three months or less. All cash was maintained with a major financial institution in the United States. Deposits with this bank may have exceeded the amount of insurance provided on such deposits. Generally, these deposits may have been redeemed upon demand and, therefore, bear minimal risk.

     The Company's financial instruments included cash, accounts payable and notes payable. The carrying amounts of these financial instruments approximate their fair value, due to the short-term nature of these items. The carrying amount of the notes payable approximates their fair value due to the use of market rates of interest.

     The Company has incurred deferred offering costs in connection with raising additional capital through the sale of its common stock. These costs have been capitalized and were charged against additional paid-in capital should common stock be issued for cash. If there is no issuance of common stock, the costs incurred will be charged to operations.

     The fair values ascribed to warrants that are used in connection with financing arrangements and professional service agreements (note 9) are amortized over the expected life of the underlying debt or the term of the agreement.

     Furniture and equipment were recorded at cost and depreciated on a straight-line basis over their estimated useful lives, principally three to five years. Accelerated methods are used for tax depreciation. Maintenance and repairs are charged to operations when incurred. Betterments and account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. When furniture and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

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

     The Company capitalized the purchase of a domain name and development of a website according to EITF 00-2 and SOP 98-1. These costs were incurred for the application, graphics and infrastructure development.

     Deferred income tax assets and liabilities arise from temporary differences associated with differences between the financial statements and tax basis of assets and liabilities, as measured by the enacted tax rates, which are expected to be in effect when these differences reverse. Deferred tax assets and liabilities are classified as current or non-current, depending on the classification of the assets or liabilities to which they relate. Deferred tax assets and liabilities not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The principal types of temporary differences between assets and liabilities for financial statements and tax return purposes are set forth in Note 10.

     The Company issues shares of common stock in exchange for consulting and other services. The valuation of common stock issued for services is based upon either the value of the services rendered or the fair value of the stock, whichever is more readily determinable.

     Basic and diluted earnings per share are computed based on the weighted average number of common stock outstanding during the period. The Company had 0 and 793,080 common stock equivalents for the years ended September 30, 2006 and 2005. In 2005 the common stock equivalents were non-dilutive.

     During May 2005, the Financial Accounting Standards Board issued Statement No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3". This statement requires retrospective application to prior periods' financial statements of voluntary changes in accounting principals and is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, which would be the fiscal year ended September 30, 2007 for Getting Ready Corporation.

     On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company has implemented the revised standard in the second quarter of fiscal year 2006. Management is currently in the process of assessing the implications of this revised standard.

     In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), effective for fiscal years beginning
after December 15, 2006.   FIN 48 requires a two-step approach to determine
how to recognize tax benefits in the financial statements where recognition
and measurement of a tax benefit must be evaluated separately.   A tax
benefit will be recognized only if it meets a "more-likely-than-not"
recognition threshold.   For tax positions that meet this threshold, the tax
benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement
with the taxing authority.   We are currently evaluating the impact of
adopting FIN 48, and have not yet determined the significance of this new rule to our overall results of operations, cash flows or financial position.

     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of SFAS No. 157 to materially impact its financial statements.

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year
Misstatements When Quantifying Current Year Misstatements."   SAB No. 108
requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality
and provides a one-time cumulative effect transition adjustment.   SAB No.
108 is effective for the Company's 2006 annual financial statements.   The
Company is currently assessing the potential impact that the adoption of SAB
No. 108 will have on its financial statements.   The adoption of SAB No. 108
is not expected to materially impact the financial statements.

4.  Furniture and Equipment

     As of September 30, 2006, furniture and equipment with a net book value of $1,020 was transferred to a note holder for a reduction of debt.

     Depreciation expense for the year ended September 30, 2006 and 2005, and the period November 26, 2002 (date of inception) through September 30, 2006, was $883, $884 and $3,917, respectively.

5.  Web site development costs

     Web site development costs consist of $28,318 capitalized costs and amortization expense for the year ended September 30, 2006 and 2005, and the period November 26, 2002 (date of inception) through September 30, 2006, was $6,293, $9,439 and $28,318, respectively.

6.  Notes Payable

     Notes payable consist of the following at September 30, 2006:

Notes payable to a stockholder; 14% interest;
interest only payments due monthly; principal
and unpaid interest past maturity; unsecured		                $	226,352

Notes payable to a related party; 12% interest;
principal and unpaid interest past maturity; unsecured	     					   25,000
                                                            ---------
                                                             								251,352
Less current portion							                                         251,352
                                                            ---------
                                                            							$

  The aggregate principal maturing in subsequent years as of September 30, 2007 are:

     September 30, 2007                                     $ 251,352

     The terms of the above notes payable to a stockholder and a related party are not necessarily indicative of the terms that would have been incurred had comparable agreements been made with independent parties.

7.  Private Placement Offering

     The Company issued 105,744 shares of common stock through September 30, 2003 to willing investors and realized proceeds of $50,000. For the year ended September 30, 2004, the Company issued 86,711 shares of common stock to willing investors and realized proceeds of $31,000. For the year ended September 30, 2006 and 2005, the company issued 17,033 and 3,500 shares of common stock and realized proceeds of $24,042 and $5,250, respectively.

8.  Warrants

     At September 30, 2005, the Company had 793,080 warrants outstanding with an exercise price of $.045. During the year ended September 30, 2006, these warrants were not exercised and have expired.

9.  Commitments and Contingencies

     In June 2004, the Company entered into a six month agreement to be provided legal consulting services in exchange for 185,054 shares of the Company's restricted common stock. As of September 30, 2004, the Company had issued the 185,054 shares of restricted common stock valued at $87,500, of which the Company has recognized $0 and $29,167 as expense for the years ended September 30, 2006 and 2005, respectively.

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

     During July 2004, the Company entered into three-year employment agreements with each of our three executive officers, which became effective on February 23, 2006. They each will receive a salary of $100,000 per year. If our revenues, during year one of the agreements exceed $1.1 million, each of the three employees will receive $25,000 bonuses. If our revenues during year two exceed $7.3 million, each of the three employees will receive $75,000 bonuses. If our revenues during year three exceed $17.6 million, each of the three employees will receive $100,000 bonuses. They also are entitled to a car allowance of $700 per month and reimbursement for business expenses incurred by them. At September 30, 2006, the Company has accrued $180,000 under these employment agreements.

     During July 2004, the Company signed an agreement with Celerity Systems, Inc. to provide managerial consulting services on a month to month basis. During July 2004, the Company issued 395,000 shares of common stock as payment for these services per the agreement. In April 2005, the Company and Celerity Systems, Inc. mutually agreed to terminate the 2004 agreement and all the respective rights and obligations contained therein and to return for cancellation the 395,000 shares of common stock.

     On March 6, 2006, the Company entered into a $25 million investment agreement with Dutchess Private Equities Fund, L.P. ("Dutchess"). Pursuant to the terms of the investment agreement, over the next three years the Company may at its discretion periodically sell (or "put") to Dutchess shares of its common stock having an aggregate purchase price of up to $25 million. For each share of common stock sold under the investment agreement, Dutchess agreed to pay the Company 94% of the lowest closing bid price of the Company's common stock during the 5 trading days immediately following the applicable put notice date. The Company may elect not to sell any shares to Dutchess at a price that is less than 75% of the closing bid price for the
(10) trading days immediately preceding the applicable put notice date.

     Under the terms of the Investment Agreement the Company may, every 7 trading days, sell to Dutchess common stock with a value equal to either $100,000 or 200% of the average daily trading volume of the common stock for the 10 trading days prior to the applicable put notice date multiplied by the average of the three daily closing bid prices immediately preceding the put notice date. Dutchess's obligation to purchase shares of the Company's common stock is subject to certain conditions, including the Company obtaining an effective registration statement for shares of common stock to be sold under the Investment Agreement. As of September 30, 2006, the Company sold 5000 shares of common stock for $5,992 under this agreement.

10.  Income Taxes

     Deferred taxes are recorded for all existing temporary differences in the Company's assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there was no net deferred tax benefit or expense for the year ended September 30, 2006 and 2005, the period November 26, 2002 (date of inception) through September 30, 2006.

     Reconciliation of the federal statutory income tax rate of 34 percent to the effective income tax rate is as follows:

										                             Year End                 Period November 26,
									                            September 30           2002 (Date of	 			Inception)
                            2006    2005          through September 30,	 2006
											                           --------------        ----------------------------
Federal statutory income
	  tax rate		                 (34.0)%		 (34.0)%                   				(34.0)%
State income taxes, net of
	tax benefit		                 (3.5)%  		(3.5)%                   		 		(3.5)%
Deferred tax asset
valuation 	allowance         		37.5%   		37.5%                     				37.5%
                           --------------        ----------------------------
Effective rate               		0.0%	 	   0.0%                      				0.0%
                           --------------        ----------------------------

Deferred tax asset and liability components are as follows:

Net deferred tax assets:
   Other                                                	$  	3,600
   Net operating loss	                                     	19,700
	   Capitalized start up costs		                            369,300
                                                       ----------
		                                                         	392,600
	Valuation allowance                                     		(392,600)
	                                                       ----------
		Net deferred income taxes                               	$	0
                                                       ==========

     Since management of the Company believes it is more likely than not that the net deferred tax asset will not provide future benefit, the Company has established a 100 percent valuation allowance on the net deferred tax asset as of September 30, 2006.

     As of September 30, 2006, the Company has $52,000 of federal net operating losses to be carried forward and begin to expire in 2021.

11.  Other Related Party Transactions

     During the year ended September 30, 2006, furniture and equipment with a net book value of $1,020 was transferred to a note holder for a reduction of debt.

     During the period November 26, 2002 (date of inception) to September 30, 2006, the Company owed $510 to a related company for reimbursement for certain expenses paid on behalf of the Company. This amount is unsecured and non-interest bearing.

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

12.  Authorized Shares, Stock Split and Subsequent Event

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

     Subsequent to year end, the Company's board of directors approved a fifteen to one reverse stock split for its common stock effective on December 1, 2006 with a par value of $.001 for both the common and preferred stock. All references to number of shares in these financial statements have been adjusted to reflect the above stock splits on a retroactive basis.

Item 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

Item 8A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

     Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission ("SEC") reports due to the Company's limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

     There were no significant changes in the Company's Internal Controls or in other factors that have materially affected, or are reasonably likely to affect, Internal Controls over financial reporting during the most recent fiscal year.

ITEM 8B  OTHER INFORMATION

     None.

Part III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                           	Age     		Position
Sheldon Rose  	                  66									     Chief Executive Officer,
                                       Chairman of the 			Board & President

Francine Nichols	                68	     Executive Vice President of
                                       Education & Services and Director

Lori Majeski	                    51		     Executive Vice President for Sales
                                       & Marketing and Director

     We have a board of directors consisting of three directors. Listed below is certain information concerning our directors and executive officers of the Company. We do not have a separately designated audit committee; the entire board of directors serves as our audit committee. No director has been designated as the financial expert on the Board.

     Mr. Rose is a founder of Getting Ready Corporation ("GRC") and has served as our Chief Executive Officer since inception in 2002. Mr. Rose has had extensive business experience with American Machine & Foundry Co. (1960-
1964) where he completed his services as the Manager of Long Range Planning for the Aerospace General Engineering Division. Mr. Rose also worked for Cutler Hammer Corporation in Sales Management from 1964-1968.

     From 1969-1972, he was Vice President of Marketing for Computer Solutions, Inc., a computer time-sharing company offering services to accountants, distributors and small to medium size business organizations. From 1972-1975, he was Corporate Acquisition Marketing Manager for Teleprocessing Industries, a division of the Western Union Company. From 1975-1982, he was President of Ambassador Corporation, a prenatal and postpartum product Services Company. From 1982 through March 1997, he was affiliated with Diplomat Corporation as its founder, Chairman and Chief Executive Officer. Diplomat was a public company traded on the Nasdaq Stock Market. From 1997 through 2001, he was the Chairman and CEO of the Rose Group Corporation, a public company providing prenatal/postpartum products through electronic e-commerce. Mr. Rose filed for personal bankruptcy in 2001.

     Dr. Nichols is a founder of GRC and is a director and has served as Executive Vice President of Education and Services to us since inception in 2002. In 1984, Dr. Nichols received her PhD degree in nursing from the University Of Texas in Austin, with an emphasis in parent child research and child health issues. Her professional appointments include: Coordinator, Maternal-Child Health Graduate Program, Wichita State University, Wichita, KS (1984-1991); Clinical Assistant Professor, Pediatrics, University of Kansas School of Medicine, Wichita, KS (1989-1991); and Visiting Professor (1998) and Professor (1999-present), Georgetown University, Coordinator of Women's Health,(1998-2001) and Coordinator, Summer Genetics Institutes (1999-present).

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

     Ms. Majeski is a founder of GRC and has acted as our Executive Vice President for Sales and Marketing since formation in 2002. She has been actively engaged in the marketing and product development field for over twenty-three years, and has spent the past four years operating her own consulting company. Prior thereto, Ms. Majeski worked for the Rose Group Corporation, a public company providing prenatal/postpartum products, for two years. Her consulting activities focus upon retail, marketing, merchandising and product development services for children's education toys, juvenile accessories and infant and children's apparel. Prior to founding her own consulting company, Ms. Majeski worked for various manufacturers where she was directly responsible for the design, product development, production and merchandising of high-end children's wear apparel lines for the Walt Disney company and affiliated entities thereof.

Code of Ethics and Standards of Conduct

     The Company has adopted a code of business conduct and ethics applicable to the Company's directors, officers (including the Company's principal executive officer, principal financial officer and principal accounting officer), and employees, known as the Code of Ethics and Standards of Conduct.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based upon our review of filings with respect to beneficial ownership of our Common Stock, we have concluded that, during the fiscal year 2006 or for the fiscal year 2006, the following persons failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

Sheldon Rose                    Form 3, Form 5
Francine Nichols                Form 3, Form 5
Lori Majeski                    Form 3, Form 5

Item 10.  EXECUTIVE COMPENSATION

     No officers or directors of ours received any compensation for services to us during the period November 26, 2002 (Date of Inception) through September 30, 2006, however, the Company has accrued officer compensation in the amount of $180,000 under the employment agreements.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The table below lists the beneficial ownership of our common stock, as of September 30, 2006, by each person known by us to be the beneficial owner of more than 5% of our common stock, by each of our directors and officers and by all of our directors and officers (for purposes of this chart we have deemed Dr. Francine Nichols as an executive officer) as a group.

Stockholder		               Shares Beneficially Owned (1)  		Percentage Ownership
Sheldon R. Rose (2)               		2,220,643                      			46.06%
c/o Getting Ready Corporation
8990 Wembley Court
Sarasota, Florida 34238

Dr. Francine Nichols (3)          	1,110,321                      			23.03%
c/o Getting Ready Corporation
8990 Wembley Court
Sarasota, Florida 34238

Lori Majeski (4)                  	1,110,321                      			23.03%
c/o Getting Ready Corporation
8990 Wembley Court
Sarasota, Florida 34238

All officers and directors        4,441,285                      			92.11%
   as a group (3 persons)

(1) Based on an aggregate of 4,864,328 shares outstanding as of September 30, 2006.

(2) Includes 740,214 shares owned by Mr. Rose's wife, an aggregate of 2,666,667 shares owned by his children and 166,667 shares owned by his brother-in-law.

(3) Includes an aggregate of 266,667 shares of common stock owned by Dr. Nichols' family.

(4) Includes an aggregate of 33,333 shares of common stock owned by Ms. Majeski's children.

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

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We currently maintain our principal offices at the residence of our Chief Executive Officer, Sheldon Rose. We do not pay any rent for such offices. In connection with the formation of the Company, we issued 2,220,643 shares of our common stock to our Chief Executive Officer, 1,110,321 shares to Lori Majeski, a director and Executive Vice President for Sales and Marketing our Executive Vice President and 1,110,321 shares to Dr. Francine Nichols, a Director and Executive Vice President of Education and Services. These shares were issued as founder's shares.

     Our Chief Executive Officer, Sheldon R. Rose has loaned us an aggregate of $226,352 to date. Mr. Rose's brother, Steven H. Rose, has loaned us an aggregate of $25,000. These loans bear interest at 12% - 14% per annum. The loans are all past maturity but we intend to repay them out of any additional financing that we procure. We utilized the proceeds of such loans for costs related to our developmental activities, including, but not limited, to web site development fees, professional costs, computer costs and the initial payment to Cornell Capital.

Item 13.  EXHIBITS

Exhibit No.	 Document				                                                    Page
----------- 		---------------------------------------------------------  ------
2.1         		Certificate of Incorporation*
2.2         		Certificate of Amendment of Certificate of Incorporation*
2.3         		By-laws*
10.1        		Promissory Note in favor of Sheldon R. Rose*
31.1        Certification Pursuant to Section 302                         16
32          Certification Pursuant to 18 U.S.C. Section 1350              18

*Previously filed in connection with the Company's Registration Statement on Form SB-2 (Reg. No. 333-119010).

Item 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVCIES

Audit Fees

     During 2006 and 2005, we were billed by our accountants, Pender Newkirk & Company, approximately $24,432 and $25,487 for audit and review fees associated with our 10-KSB and 10-QSB filings.

Tax Fees

     During 2006 and 2005, we were billed by our accountants, Pender Newkirk & Company, approximately $3,101 and $2,996 for tax work.

All Other Fees

     During 2006, the Company incurred $511 in additional fees from our accountants, Pender Newkirk & Company.

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

                                         GETTING READY CORPORATION

Dated:  November 30, 2006                By:	/s/Sheldon R. Rose
                                         ------------------------------------
                                         Chief Executive Officer and
                                         Principal Accounting Officer

                                                                 Exhibit 31.1

CERTIFICATION PURUSANT TO SECTION 302

I, Sheldon R. Rose, certify that:

1.  I have reviewed this annual report on Form 10-KSB of Getting Ready
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                         GETTING READY CORPORATION

Dated:  November 30, 2006                By:	/s/Sheldon R. Rose
                                         ------------------------------------
                                         Chief Executive Officer and
                                         Principal Accounting Officer

                                                                   Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Getting Ready Corporation (the "Company") on Form 10-KSB for the three and twelve month period ended September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of the Company certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to such officer's knowledge: Section 13(a)

     (1)  The Report fully complies with the requirements of Section 13(a) of
Section 15(d) of the Securities and Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                         GETTING READY CORPORATION

Dated:  November 30, 2006                By:	/s/Sheldon R. Rose
                                         ------------------------------------
                                         Chief Executive Officer and
                                         Principal Accounting Officer