Form 10-Q
period 2006-12-31
GETTING READY CORP
filed 2007-02-14
CIK 1302554

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 Form 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                          For the Quarterly Period Ended December 31, 2006
                                                            ---------------
[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                      For the transition period from ________ to __________

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

                         1428 Brickell Avenue, Suite 105
                               Miami, Florida 33131
---------------------------------------------------------------------------
                   (Address of principal executive offices)

                                  (305) 371-4112
---------------------------------------------------------------------------
                           (Issuer's Telephone Number)
                  8990 Wembley Court, Sarasota, Florida 34238
---------------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                           if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes [X] No []

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).                             Yes [X] No []

     On February 5, 2007, the number of shares of outstanding Common Stock of the issuer was 8,983,119.

     Transitional Small Business Disclosure Format (check one)  Yes [] No [X]

                           GETTING READY CORPORATION
                                  FORM 10-QSB
                        QUARTER ENDED DECEMBER 31, 2006

TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements                                             1
Item 2.  Management's Discussion and Analysis or Plan of Operation        1
Item 3.  Controls and Procedures                                          2

PART II: OTHER INFORMATION
Item 1.  Legal Proceedings                                                3
Item 2.  Changes in Securities                                            3
Item 3.  Defaults upon Senior Securities                                  3
Item 4.  Submission of Matters to a Vote of Security Holders              3
Item 5.  Other Information                                                3
ITEM 6.  Exhibits                                                         3

SIGNATURES                                                                4

INDEX TO FINANCIAL STATEMENTS                                           F-1

EXHIBIT INDEX                                                             5


PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The unaudited, condensed financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (including all normal recurring adjustments) necessary for a fair presentation of the financial information for the interim periods reported have been made.

     Results of operations for the three months ended December 31, 2006, are not necessarily indicative of the results of operations expected for the year ending September 30, 2007.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion with regard to our financial condition and operating results contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current plans and expectations of Getting Ready Corporation (the "Company") and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, our inability to consummate an acquisition of an operating business or, in the event that we do consummate the transaction contemplated, our ability to successfully manage and operate the combined business.

     The discussion of our financial condition and plan of operation should be read in conjunction with our unaudited, condensed financial statements and notes thereto included elsewhere in this Report and the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

FINANCIAL RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2006

     For the quarter ended December 31, 2006, we recorded a net loss of approximately $76,200 or $0.01 per share. Included in the financial results for the quarter ended December 31, 2006, were professional fees of approximately $79,700 incurred in connection with the change of control on December 4, 2006, and interest income of approximately $3,400.

     For the three months ended December 31, 2005, the Company recorded a net loss of approximately $69,100 or $0.01 per share. Included in the financial results for the three months ended December 31, 2005, were operating expenses of approximately $63,800, and interest expense of approximately $5,300.

     We do not expect to generate operating revenues or income until such time as we effect a business combination with an operating company. However, in the event we do consummate a merger or acquire an operating company, there can be no assurances that the combined operation will operate profitably.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2006, the Company had cash and cash equivalents of approximately $701,300 and total liabilities of approximately $63,200. The Company's cash is invested in a money market account. We anticipate that the primary uses of working capital will include general and administrative expenses and costs associated with seeking to locate and consummate a business combination. We believe that we have sufficient funds to cover our expenses for at least the next twelve months.

PLAN OF OPERATION

     Management of the Company intends to devote substantially all of its time to consummating a merger or acquisition with an operating business. In the event that we identify an acceptable operating business, we will effect the transaction utilizing any combination of our common stock, cash on hand, or other funding sources that we reasonably believe are available. We currently have no contractual commitments with regard to effecting an acquisition or other business combination with an operating company.

     Although we believe that we will be successful in consummating a business combination with an operating company, there can be no assurances that we will enter into such a transaction in the near term or on terms favorable to the Company, or that other funding sources will be available.

ITEM 3.  CONTROLS AND PROCEDURES

     As of December 31, 2006, the Company's Acting President and Chief Executive Officer and its Acting Chief Financial Officer evaluated the Company's disclosure controls and procedures, and they concluded that the Company maintains effective disclosure controls and procedures. Since the change of control on December 4, 2006, there have been significant changes in internal control over financial reporting, including, but not limited to, the retention of securities counsel and a consultant, who is a certified public accountant, to prepare the Company's financial statements.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

        We previously reported sales of unregistered equity securities in our Current Report on Form 8-K filed on December 8, 2006 and amended on December 12, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On November 21, 2006, the holders of 4,441,285 shares (92.11%) of our common stock consented to a one-for-fifteen reverse stock split and the filing of an amendment to the Company's Certificate of Incorporation to reduce the par value of our common stock to $0.001 per share.

        On December 21, 2006, after the change of control, the holders of 5,193,585 shares (57.8%) of our common stock approved an amendment to the Company's Certificate of Incorporation to change our name to Brickell Acquisition Group, Inc.

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS

         (a)      Exhibits.

                  Exhibit 31.1 Certification of Acting Chief Executive Officer pursuant to Rule 13a-14(a)

                  Exhibit 31.2 Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a)

                  Exhibit 32  Certification pursuant to Rule 13a-14(b) and
                  Section 906 of the Sarbanes-Oxley Act of 2002 (subsections
                  (a) and (b) of Section 1350, Title 18, United States Code)

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GETTING READY CORPORATION
                                   (Registrant)

Dated: February 13, 2007             By: /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Acting Chairman and Acting President
                                    (Principal Executive Officer)

Dated: February 13, 2007             By: /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Acting Chief Financial Officer
                                    (Principal Financial and
                                      Accounting Officer)

INDEX TO FINANCIAL STATEMENTS

                                                                      Pages

Condensed Balance Sheet as of December 31, 2006 (Unaudited)             F-2

Condensed Statements of Operations for the Three Months Ended
     December 31, 2006 and 2005 (Unaudited)                             F-3

Condensed Statement of Changes in Stockholders' Deficit for the
     Three Months Ended December 31, 2006 and 2005 (Unaudited)    F-4 - F-7

Condensed Statements of Cash Flows for the Three Months Ended
     December 31, 2006 and 2005 (Unaudited)                       F-8 - F-9

Notes to Condensed Financial Statements (Unaudited)             F-10 - F-13

GETTING READY CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEET

                                                           December 31, 2006
ASSETS                                                        (UNAUDITED)
                                                           ------------------
Current assets:
    Cash                                                     $   701,314
                                                             ------------
TOTAL ASSETS                                                 $   701,314
                                                             ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                         $    48,388
    Loans payable, related party                                  14,765
                                                             ------------
Total current liabilities                                         63,153
                                                             ------------

Stockholders' equity:
   Preferred stock; $0.001 par value, 1,000,000 shares
     authorized, none issued and outstanding                         -
   Common stock; $0.001 par value, 499,000,000 shares
     authorized, 8,983,119 shares issued and outstanding           8,983
   Additional paid-in capital                                  1,758,944
   Deficit accumulated during the development stage           (1,129,766)
                                                             ------------
Total stockholders' equity                                       638,161
                                                             ------------
Total liabilities and stockholders' equity                   $   701,314
                                                             ============

See accompanying notes to unaudited condensed financial statements.

GETTING READY CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                                  FOR THE PERIOD FROM
                                                         FOR THE THREE MONTHS ENDED          NOVEMBER 26, 2002
                                                                DECEMBER 31,                 (INCEPTION) TO
                                                              2006        2005              DECEMBER 31, 2006
                                                       -------------  -------------       -----------------------
Operating Expenses:
Depreciation and amortization                          $      -        $    2,581                $    31,514
Offering cost expense                                         -            45,000                    120,392
Professional fees                                           79,652          2,377                    608,791
General and administrative                                     -           13,852                    306,799
                                                      --------------  ------------              -------------
Total Operating Expenses                                    79,652         63,810                  1,067,496

Loss from Operations                                       (79,652)       (63,810)                (1,067,496)
                                                      --------------  ------------              -------------
Other Income (Expense):
Interest income                                              3,409            -                        3,409
Interest expense                                               -           (5,309)                   (65,679)
                                                      --------------  ------------              -------------
Total Other Income (Expense), net                            3,409         (5,309)                   (62,270)
                                                      --------------  ------------              -------------
Net Loss                                               $   (76,243)    $  (69,119)               $(1,129,766)
                                                      ==============  ============              =============

Net Loss per share - Basic and Diluted                 $     (0.01)    $    (0.01)               $     (0.25)
                                                      ==============  ============              =============

Weighted average number of shares outstanding
During the period - basic and diluted                    6,073,094      4,848,986                  4,587,262
                                                      ==============  ============              =============

See accompanying notes to unaudited condensed financial statements.

GETTING READY CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                             For the Three Months Ended December 31, 2006
                         and for the Period from November 26, 2002 (Inception)
                                         To December 31, 2006
                                             (Unaudited)

                                                                                     Prepaid
                                   Common Stock                         Deficit      Services
                                                                      Accumulated      Paid
                                                         Additional     During         With
                                                          Paid in     Development     Common     Stock
                                   Shares      Amount     Capital        Stage        Stock     Payable      Total
                                  ---------   --------  ----------   -------------  ---------- ---------   ----------

Issuance of common stock to
founders at par, November 2002    3,701,072    $ 3,701   $ (3,701)

Authorization of stock to
founder at par, November 2002	                                (740)                                $ 740

Issuance of common stock for
cash, December 2002 ($0.47/share)   105,744        106     49,894                                             $ 50,000

Net loss for the period ended
September 30, 2003                                                      $ (33,185)                             (33,185)
                                  ---------   --------    --------     -------------  ---------- ---------   ----------
Balance, September 30, 2003       3,806,816    $ 3,807    $ 45,453      $ (33,185)                $ 740       $ 16,815

Issuance of common stock for
cash, January 2004*                  42,298         42      19,958                                              20,000

Issuance of common stock for
cash, May 2004 ($.135 per share)     29,609         29       3,971                                               4,000

Issuance of common stock for
cash, May 2004*	                      14,804         15       6,985                                               7,000

Issuance of common stock for
services, June 2004*                185,054        185      87,315                   $ (72,917)               14,583

Issuance of common stock for
services, July 2004*                395,000        395     177,355                                           177,750

Issuance of common stock to
founder at par, July 2004           740,214        740                                             (740)

Amortization of prepaid services
paid with common stock                                                                  43,750                43,750

Net loss for the period ended
September 30, 2004                                                       (324,543)                          (324,543)
                                  ----------   --------   --------     ------------  ----------  ---------  ----------
Balance, September 30, 2004       5,213,795    $ 5,213    $341,037      $(357,728)   $ (29,167)             $(40,645)

Amortization of prepaid services
paid with common stock                                                                  29,167                29,167

Termination of agreement and
return of common stock issued
for services, April 2005           (395,000)      (395)        395

Issuance of common stock for
cash, May 2005 ($1.50 per share)     2,833           3       4,247                                             4,250

Issuance of common stock for
cash, June 2005 ($1.50 per share)      667           1         999                                             1,000

Net loss for the period ended
September 30, 2005                                                       (230,800)                          (230,800)
                                 ----------   --------    --------     -------------  ---------- --------- -----------
Balance, September 30, 2005      4,822,295     $ 4,822    $346,678      $(588,528)   $                     $(237,028)

Issuance of common stock for
cash, October 2005
($1.50 per share)                    7,000           7      10,493                                            10,500

Issuance of common stock for
services, October 2005
($1.50 per share)                   16,666          17      24,983                                            25,000

Issuance of common stock for cash,
November 2005 ($1.50 per share)      4,033           4       6,046                                             6,050

Issuance of common stock for cash,
December 2005 ($1.50 per share)        333           0         500                                               500

Issuance of common stock for
services, December 2005
($1.50 per share)                    1,667           2       2,498                                             2,500

Issuance of common stock for cash,
January 2006 ($1.50 per share)         667           1         999                                             1,000

Issuance of common stock for
services, April 2006
($3.75 per share)                    6,667           7      24,993                                            25,000

Issuance of common stock for cash,
June 2006 ($1.20 per share)          5,000           5       5,987                                             5,992

Net loss for the period ended
September 30, 2006                                                         (464,995)                        (464,995)
                                 ----------   --------    --------     -------------  ---------- --------- -----------
Balance, September 30, 2006      4,864,328       4,865    $423,177      $(1,053,523)   $          $        $(625,481)

Issuance of common stock
for cash, December 2006
($.01698/share)                  4,048,791       4,049     695,355                                           699,404

Issuance of common stock as a
finder's fee ($0.01/share)          70,000          70         (70)

Forgiveness of related
party debt by former CEO                                   625,481                                           625,481

In-kind contribution for
professional fees                                           15,000                                            15,000






Net loss for the three months
Ended December 31, 2006                                                     (76,243)                         (76,243)
                                 ----------   --------  ----------     -------------  ---------- --------- -----------
Balance, December 31, 2006       8,983,119     $ 8,983  $1,758,944      $(1,129,766)   $          $         $638,161

*Common stock issued at $0.48 per share

See accompanying notes to unaudited condensed financial statements.

GETTING READY CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                   FOR THE THREE MONTHS ENDED      FOR THE PERIOD FROM
                                                                 DECEMBER 31,           NOVEMBER 26, 2002 (INCEPTION)
                                                               2006        2005             TO DECEMBER 31, 2006
                                                         -------------  -------------     -----------------------
Cash Flows from Operating Activities:
     Net Loss                                    $ (76,243)     $ (69,119)           $(1,129,766)
     Adjustments to reconcile net loss
     to net cash used in operations:
           Common stock issued for services            -           25,000                317,750
           Write-off of deferred offering costs        -              -                  133,850
           Depreciation and amortization               -            2,581                 31,514
           In-kind contribution for
              professional fees                     15,000                                15,000
     Changes in operating assets and liabilities:
     Increase (decrease) in:
           Accounts payable                         48,388        (11,302)               176,277
           Accrued salaries                            -              -                  180,000
           Accrued interest payable                    -            5,309                 65,729
                                                -----------    -----------           ------------
     Net cash used in operating activities       $ (12,855)     $ (47,531)           $  (209,646)
                                                -----------    -----------           ------------
Cash Flows from Investing Activities:
     Purchase of property and equipment                -              -                   (4,217)
                                                -----------    -----------           ------------
     Net cash used in investing activities             -              -                   (4,217)
Cash Flows From Financing Activities:
     Proceeds from loans payable - related party    14,765            -                   15,276
     Increase in deferred offering costs               -              -                 (133,850)
     Proceeds from issuance of common stock        699,404         17,050                809,695
     Proceeds from issuance of notes payable           -           36,410                235,556
     Repayments on notes payable                       -           (5,900)               (11,500)
                                                -----------    -----------           ------------
     Net cash provided by financing activities     714,169         47,560                915,177
                                                -----------    -----------           ------------

Net Increase in Cash                               701,314             29                701,314

Cash at beginning of period                      $     -        $     159            $       -
                                                -----------    -----------           ------------
Cash at end of period                            $ 701,314      $     188            $   701,314
                                                ===========     ==========           ============

Supplemental disclosure of cash flow information:
Cash paid for interest                           $     -        $     -              $       -
                                                ===========     ==========           ============
Cash paid for taxes                              $     -        $     -              $       -
                                                ===========     ==========           ============

Supplemental disclosure of noncash investing
and financing activities:
On December 4, 2006, the Company's CEO
forgave certain assumed liabilities
in connection with the sale of the
controlling interest in the Company to
unrelated third parties. (See Note 5)            $ 625,481      $     -              $   625,481
                                                ===========     ==========           ============
Transfer of net book value of fixed assets
to CEO in exchange for reduction of
related party debt                               $     -        $     -              $     1,020
                                                ===========     ==========           ============
Cancellation of note payable and related
debt discount and deferred offering costs        $     -        $     -              $   300,000
                                                ===========     ==========           ============
Contribution of website development costs
in exchange for reduction in note payable        $     -        $     -              $    28,318
                                                ===========     ==========           ============
Stock based payment in exchange for
prepaid services                                 $     -        $     -              $    72,917
                                                ===========     ==========           ============
Stock paid as finder's fee (See Note 6)          $      70      $     -              $        70
                                                ===========     ==========           ============

See accompanying notes to unaudited condensed financial statements.

                                                       F-9

                              Getting Ready Corporation
                            (A Development Stage Company)
                       Notes to Condensed Financial Statements
                                 December 31, 2006
                                     Unaudited

1.  BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

    It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

    For further information, refer to the audited financial statements and footnotes of the Company for the year ended September 30, 2006, included in the Company's Form 10-KSB.

2.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A. Nature of Operations and Liquidity

     Getting Ready Corporation (the "Company") is a development stage enterprise that was incorporated under the laws of the State of Delaware on November 26, 2002.

    The accompanying unaudited financial statements have been prepared on the basis which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited financial statements, the Company has a net loss of $76,243 and net cash used in operations of $12,855, respectively, for the three months ended December 31, 2006. The Company also has a deficit accumulated during the development stage of $1,129,766. The Company has positive working capital of $638,161 and has the ability to meet all obligations due over the course of the next twelve months. The Company is currently in the development stage and has not generated any operating revenues since inception.

    The Company currently intends to effect a merger, acquisition or other business combination with an operating company utilizing any combination of its common stock, cash on hand or other funding sources that the Company believes are available. As of December 31, 2006, management has devoted substantially all of its time to identifying potential merger or acquisition candidates. There can be no assurances that management's efforts to consummate a merger, acquisition or business combination with an operating company or management's efforts to identify other funding sources will be successful.

    B. Use of Estimates

    In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods presented. Actual results may differ from these estimates.

    C.  Cash

    The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2006, all cash was maintained in a money market escrow account maintained by Company's counsel. The balance exceeded the federally insured limit by $601,314.

    D.  Net Loss per Share

    Basic earnings (loss) per share is computed by dividing the net income
(loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. At December 31, 2006 the Company had no outstanding common stock equivalents. All common stock equivalents existing at December 31, 2005 were antidilutive due to the reported net loss; as such, there was no separate computation for diluted earnings per share.

    E.  Recent Accounting Pronouncements

    In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 ("FIN 48") "Accounting for uncertainty in income taxes-an interpretation of SFAS No. 109." This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in FASB No. 109 "Accounting for income taxes." FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this Interpretation will have a material impact on its financial position, results of operations or cash flows.

    In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), "Fair Value Measurements." SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on their financial position, results of operations or cash flows.

    F.  Reclassifications

    Certain amounts in the year 2005 financial statements have been reclassified to conform to the year 2006 presentation. Such reclassifications had no effect on the financial position, results of operations or cash flows.

3.  EQUIPMENT

    As of December 31, 2006, equipment with a net book value of $1,020 was transferred to the Company's CEO in exchange for a reduction of related debt. The debt was subsequently assumed by the CEO and forgiven. (See Note 5)

    Depreciation expense for the three months ended December 31, 2006 and 2005, and the period November 26, 2002 (inception) through December 31, 2006, was $0, $221 and $3,196, respectively.

4.  WEBSITE DEVELOPMENT COSTS

    Web site development capitalized since inception was $28,318.
Amortization expense for the three months ended December 31, 2006 and 2005, and the period November 26, 2002 (date of inception) through December 31, 2006, was $0, $2,360 and $28,318, respectively.

5.  ACCOUNTS PAYABLE, ACCRUED LIABILITIES, .LOANS PAYABLE AND NOTES PAYABLE

    In connection with the sale of a controlling interest in the Company to unrelated third parties, the Company's CEO assumed all outstanding debt aggregating $625,481. Subsequently, these debts were forgiven and charged to additional paid-in capital, as this was in substance a capital transaction with a related party. Accordingly, no gain or loss was recognized. (See
Note 6)

6.  STOCKHOLDERS' EQUITY

    On December 1, 2006, the Company's board of directors approved a one for fifteen reverse stock split and per share amounts have been retroactively restated in the accompanying unaudited financial statements.

    On December 4, 2006, the Company sold 4,048,791 shares of restricted common stock for $699,404. The sale of these restricted securities and the purchase of approximately 89% of the Company's outstanding shares resulted in control being obtained by an unrelated third party investor group. In addition, the Company's former CEO assumed certain liabilities of the Company. (See Note 5)

    On December 4, 2006, the Company issued 70,000 shares of restricted common stock having a fair value of $700 as a finder's fee relating to the Company's change of control. The payment had a net effect on equity of $0, as additional paid-in capital was debited and common stock credited for the same balance at par value.

     In December 2006, the unrelated third party investor group contributed $15,000 toward corporate expenses. The Company has recorded this as an in-kind contribution of capital.

7.  Related Party

    During the three months ended December 31, 2006, the Company's CEO paid certain corporate expenses on behalf of the Company totaling $14,765. These advances were non-interest bearing, unsecured and due on demand. The $14,765 was repaid in full in January 2007.

8.  Subsequent Events

    On December 21, 2006, effective February 2007, the Company's Board of Directors approved a corporate name change to Brickell Acquisition Group, Inc.

                                EXHIBIT INDEX


Exhibit No.          Description

   31.1 Certification of Acting Chief Executive Officer pursuant to Rule 13a-14(a)

   31.2 Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a)

   32 Certification pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
                     (b) of Section 1350, Title 18, United States Code).

                                                                Exhibit 31.1

CERTIFICATION OF ACTING CHIEF EXECUTIVE OFFICER

     I, Glenn L. Halpryn, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Getting Ready Corporation;
     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this quarterly report;
     4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:
     a) Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
     5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated:  February 13, 2007           /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Acting Chief Executive Officer

                                                                Exhibit 31.2

CERTIFICATION OF ACTING CHIEF FINANCIAL OFFICER

     I, Alan Jay Weisberg, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Getting Ready Corporation;
     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this quarterly report;
     4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:
     a) Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
     5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated:  February 13, 2007           /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Acting Chief Financial Officer

                                                                Exhibit 32

CERTIFICATION PURSUANT TO RULE 13a-14(b) AND SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (SUBSECTIONS (a) AND (b) OF SECTION 1350, TITLE 18, UNITED STATES CODE)

     In connection with the Quarterly Report on Form 10-QSB of Getting Ready Corporation for the period ended December 31, 2006, as filed with the Securities and Exchange Commission (the "Report"), we, Glenn L. Halpryn, Acting Chief Executive Officer of Getting Ready Corporation, and Alan Jay Weisberg, Acting Chief Financial Officer of Getting Ready Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Getting Ready Corporation.




Dated:  February 13, 2007           /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Acting Chief Executive Officer


Dated:  February 13, 2007           /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Acting Chief Financial Officer
















A signed original of this written statement required by Section 906 has been provided to Orthodontix, Inc. and will be retained by Orthodontix, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.