Form 10-Q
period 2007-03-31
GETTING READY CORP
filed 2007-05-09
CIK 1302554

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 Form 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                              For the Quarterly Period Ended March 31, 2007
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

                          4400 Biscayne Boulevard, Suite 950
                               Miami, Florida 33137
---------------------------------------------------------------------------
                   (Address of principal executive offices)

                                  (305) 573-4112
---------------------------------------------------------------------------
                           (Issuer's Telephone Number)

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

     On May 8, 2007, the number of shares of outstanding Common Stock of the issuer was 18,332,896.

     Transitional Small Business Disclosure Format (check one)  Yes [] No [X]

                           GETTING READY CORPORATION
                                  FORM 10-QSB
                        QUARTER ENDED MARCH 31, 2007

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

     Results of operations for the three and six months ended March 31, 2007, are not necessarily indicative of the results of operations expected for the year ending September 30, 2007.

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

FINANCIAL RESULTS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2007

     For the quarter ended March 31, 2007, we recorded a net loss of approximately $71,000 or $0.01 per share. Included in the financial results for the quarter ended March 31, 2007, were professional fees of approximately $65,500 incurred in connection with the change of control on December 4, 2006, and the resulting work in connection therewith. We had interest income of approximately $2,700 during the quarter.

     For the three months ended March 31, 2006, the Company recorded a net loss of approximately $117,000 or $0.02 per share. Included in the financial results for the three months ended March 31, 2006, were general and administrative expenses of $45,075, offering expenses of $25,000 and professional fees of approximately $29,000. Interest expense was approximately $15,300.

     For the six months ended March 31, 2007, we recorded a net loss of approximately $147,200 or $0.02 per share. Included in the financial results for the six months ended March 31, 2007, were professional fees of approximately $144,500 incurred by the former shareholders of the company and by the new control group in connection with the change of control in December 2006. Interest income for the six months was approximately $6,100.

     Fox the six months ended March 31, 2006, the company recorded a net loss of approximately $186,000 or $0.04 per share. Included in the financial results for the six months ended March 31, 2006, were operating expenses of approximately $165,500 and interest expense of approximately $20,600.

     We do not expect to generate operating revenues or income until such time as we effect a business combination with an operating company. However, in the event we do consummate a merger or acquire an operating company, there can be no assurances that the combined operation will operate profitably.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2007, the Company had cash and cash equivalents of approximately $1,145,400 and total liabilities of approximately $33,100. The Company's cash is invested in a certificate of deposit and money market accounts. We anticipate that the primary uses of working capital will include general and administrative expenses and costs associated with seeking to locate and consummate a business combination. We believe that we have sufficient funds to cover our expenses for at least the next twelve months.

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

ITEM 3.  CONTROLS AND PROCEDURES

     As of March 31, 2007, the Company's Acting President and Chief Executive Officer and its Acting Chief Financial Officer evaluated the Company's disclosure controls and procedures, and they concluded that the Company maintains effective disclosure controls and procedures. Since the change of control on December 4, 2006, there have been significant changes in internal control over financial reporting, including, but not limited to, the retention of securities counsel and a consultant, who is a certified public accountant, to prepare the Company's financial statements.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

        We previously reported sales of unregistered equity securities in our Current Report on Form 8-K filed on March 27, 2007.

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

        On December 21, 2006, after the change of control, the holders of 5,193,585 shares (57.8%) of our common stock approved an amendment to the Company's Certificate of Incorporation to change our name to Brickell Acquisition Group, Inc. The name change will not become effective until the amendment is filed with the State of Delaware. The Company has not filed the amendment as of the date of filing this Form 10-QSB, and we may decide not to change the Company's name.

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

                                   GETTING READY CORPORATION
                                   (Registrant)

Dated: May 8, 2007             By: /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Acting Chairman and Acting President
                                    (Principal Executive Officer)

Dated: May 8, 2007             By: /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Acting Chief Financial Officer
                                    (Principal Financial and
                                      Accounting Officer)

INDEX TO FINANCIAL STATEMENTS

                                                                       Pages

Condensed Balance Sheet as of March 31, 2007 (Unaudited)                 F-2

Condensed Statements of Operations for the Three and Six
     Months Ended March 31, 2007 and 2006 and the period
     November 26, 2002 (Inception) to March 31, 2007 (Unaudited)         F-3

Condensed Statement of Changes in Stockholders' Equity for the
     Six Months Ended March 31, 2007 and the period November 26,
     2002 (Inception) to March 31, 2007 (Unaudited)                F-4 - F-7

Condensed Statements of Cash Flows for the Six Months Ended
     March 31, 2007 and 2006 and the period November 26, 2002
     (Inception) to March 31, 2007 (Unaudited)                     F-8 - F-10

Notes to Condensed Financial Statements (Unaudited)               F-11 - F-14

GETTING READY CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEET

                                                           March 31, 2007
ASSETS                                                        (UNAUDITED)
                                                         ------------------
Current assets:
    Cash                                                     $ 1,145,417
    Prepaids                                                      21,862
                                                             ------------
Total Current Assets                                           1,167,279
                                                             ------------
TOTAL ASSETS                                                 $ 1,167,279
                                                             ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                         $    33,091
                                                             ------------
Total current liabilities                                         33,091
                                                             ------------

Stockholders' equity:
   Preferred stock; $0.001 par value, 1,000,000 shares
     authorized, none issued and outstanding                         -
   Common stock; $0.001 par value, 499,000,000 shares
     authorized, 18,332,896 shares issued and outstanding         18,333
   Additional paid-in capital                                  2,316,594
   Deficit accumulated during the development stage           (1,200,739)
                                                             ------------
Total stockholders' equity                                     1,134,188
                                                             ------------
Total liabilities and stockholders' equity                   $ 1,167,279
                                                             ============

See accompanying notes to unaudited condensed financial statements.

GETTING READY CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                                       FOR THE PERIOD FROM
                                           FOR THE THREE MONTHS         FOR THE SIX MONTHS         NOVEMBER 26, 2002
                                              ENDED MARCH 31,             ENDED MARCH 31,           (INCEPTION) TO
                                             2007        2006            2007        2006           MARCH 31, 2007
                                        -----------   -----------   -----------   -----------   ----------------------
Operating Expenses:
Depreciation and amortization           $      -      $    2,581     $     -       $    5,161          $   31,514
Offering cost expense                          -          25,000           -           70,000             120,392
Professional fees                           65,502        29,032       144,485         31,409             673,624
General and administrative                   8,207        45,075         8,877         58,928             315,676
                                        -----------   -----------    ----------    -----------       -------------
Total Operating Expenses                    73,709       101,688       153,362        165,498           1,141,206

Loss from Operations                       (73,709)     (101,688)     (153,362)      (165,498)         (1,141,206)
                                        -----------   -----------    ----------    -----------       -------------
Other Income (Expense):
Interest income                              2,737           -           6,146            -                 6,146
Interest expense                               -         (15,270)          -          (20,579)            (65,679)
                                        -----------   -----------    ----------    -----------       -------------
Total Other Income (Expense), net            2,737       (15,270)        6,146        (20,579)            (59,533)
                                        -----------   -----------   ----------    -----------       -------------
Net Loss                                $  (70,972)   $ (116,958)    $(147,216)    $ (186,077)        $(1,200,739)
                                        ===========   ===========    ==========    ===========        ============

Net Loss per share - Basic and Diluted  $    (0.01)   $    (0.02)    $   (0.02)    $    (0.04)        $     (0.25)
                                        ===========   ===========    ==========    ===========        ============

Weighted average number of shares
Outstanding during the period - basic
and diluted                             10,021,983     4,850,852     8,025,846      4,848,632           4,890,878
                                        ===========   ===========    ==========    ===========        ============

See accompanying notes to unaudited condensed financial statements.

                                      F-3

GETTING READY CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                For the Six Months Ended March 31, 2007
                         and for the Period from November 26, 2002 (Inception)
                                          To March 31, 2007
                                              (Unaudited)

                                                                                     Prepaid
                                   Common Stock                         Deficit      Services
                                                                      Accumulated      Paid
                                                         Additional     During         With
                                                          Paid in     Development     Common     Stock
                                   Shares      Amount     Capital        Stage        Stock     Payable      Total
                                  ---------   --------  ----------   -------------  ---------- ---------   ----------

Issuance of common stock to
founders at par, November 2002    3,701,072    $ 3,701    $ (3,701)

Authorization of stock to
founder at par, November 2002	                                 (740)                               $ 740

Issuance of common stock for
cash, December 2002 ($0.47/share)   105,744        106      49,894                                             $ 50,000

Net loss for the period ended
September 30, 2003                                                      $ (33,185)                              (33,185)
                                  ---------   --------    --------     -------------  ---------- ---------    ----------
Balance, September 30, 2003       3,806,816    $ 3,807    $ 45,453      $ (33,185)     $   -      $ 740        $ 16,815

Issuance of common stock for
cash, January 2004*                  42,298         42      19,958                                               20,000

Issuance of common stock for
cash, May 2004 ($.135 per share)     29,609         29       3,971                                                4,000

Issuance of common stock for
cash, May 2004*	                      14,804         15       6,985                                                7,000

Issuance of common stock for
services, June 2004*                185,054        185      87,315                     (72,917)                  14,583

Issuance of common stock for
services, July 2004*                395,000        395     177,355                                              177,750

Issuance of common stock to
founder at par, July 2004           740,214        740                                             (740)

Amortization of prepaid services
paid with common stock                                                                  43,750                   43,750

Net loss for the period ended
September 30, 2004                                                       (324,543)                             (324,543)
                                  ----------   --------   --------     ------------  ----------  ---------    ----------
Balance, September 30, 2004       5,213,795    $ 5,213    $341,037      $(357,728)   $ (29,167)  $  -         $ (40,645)

Amortization of prepaid services
paid with common stock                                                                  29,167                   29,167

Termination of agreement and
return of common stock issued
for services, April 2005           (395,000)      (395)        395

Issuance of common stock for
cash, May 2005 ($1.50 per share)     2,833           3       4,247                                                4,250

Issuance of common stock for
cash, June 2005 ($1.50 per share)      667           1         999                                                1,000

Net loss for the period ended
September 30, 2005                                                       (230,800)                             (230,800)
                                 ----------   --------    --------     -------------  ---------- ---------   -----------
Balance, September 30, 2005      4,822,295     $ 4,822    $346,678      $(588,528)    $    -     $  -         $(237,028)

Issuance of common stock for
cash, October 2005
($1.50 per share)                    7,000           7      10,493                                               10,500

Issuance of common stock for
services, October 2005
($1.50 per share)                   16,666          17      24,983                                               25,000

Issuance of common stock for cash,
November 2005 ($1.50 per share)      4,033           4       6,046                                                6,050

Issuance of common stock for cash,
December 2005 ($1.50 per share)        333           0         500                                                  500

Issuance of common stock for
services, December 2005
($1.50 per share)                    1,667           2       2,498                                                2,500

Issuance of common stock for cash,
January 2006 ($1.50 per share)         667           1         999                                                1,000

Issuance of common stock for
services, April 2006
($3.75 per share)                    6,667           7      24,993                                               25,000

Issuance of common stock for cash,
June 2006 ($1.20 per share)          5,000           5       5,987                                                5,992

Net loss for the period ended
September 30, 2006                                                       (464,995)                             (464,995)
                                 ----------   --------    --------    -------------  ---------- ---------    -----------
Balance, September 30, 2006      4,864,328       4,864    $423,178    $(1,053,523)   $   -      $   -         $(625,481)

Issuance of common stock
for cash, December 2006
(0.1698/share)                  4,048,791       4,049     695,355                                              699,404

Issuance of common stock
for cash, March 2007
($0.06/share)                    9,349,777       9,350     557,650                                              567,000

Issuance of common stock as a
finder's fee ($0.01/share)          70,000          70         (70)

Forgiveness of related
party debt by former CEO                                   625,481                                              625,481






In-kind contribution for
professional fees                                           15,000                                               15,000

Net loss for the 6 months
Ended March 31, 2007                                                     (147,216)                             (147,216)
                                -----------   -------- -----------    -------------  ---------- ---------  - -----------
Balance, March 31, 2007         18,332,896     $18,333  $2,316,594    $(1,200,739)   $   -      $  -        $(1,134,188)
                                ===========   ======== ===========    =============  ========== =========   ============


*Common stock issued at $0.48 per share

See accompanying notes to unaudited condensed financial statements.

GETTING READY CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                   FOR THE SIX MONTHS ENDED      FOR THE PERIOD FROM
                                                                 DECEMBER 31,         NOVEMBER 26, 2002 (INCEPTION)
                                                               2007        2006              TO MARCH 31, 2007
                                                       -------------   -------------  -----------------------------
Cash Flows from Operating Activities:
     Net Loss                                    $(147,216)     $(186,077)           $(1,200,739)
     Adjustments to reconcile net loss
     to net cash used in operations:
           Common stock issued for services            -           25,000                317,750
           Write-off of deferred offering costs        -              -                  133,850
           Depreciation and amortization               -            5,161                 31,514
           In-kind contribution for
              professional fees                     15,000                                15,000
     Changes in operating assets and liabilities:
     (Increase) decrease in:
           Prepaids                                (21,862)           -                  (21,862)
     Increase (decrease) in:
           Accounts payable                         33,091         13,276                160,980
           Accrued salaries                            -           29,589                180,000
           Accrued interest payable                    -           20,580                 65,729
                                                -----------    -----------           ------------
     Net cash used in operating activities       $(120,987)     $ (92,471)           $  (317,778)
                                                -----------    -----------           ------------

Cash Flows from Investing Activities:
     Purchase of property and equipment                -              -                   (4,217)
                                                -----------    -----------           ------------
     Net cash used in investing activities             -              -                   (4,217)

Cash Flows From Financing Activities:
     Increase in bank overdraft                        -               55                    -
     Proceeds from loans payable - related party       -              -                      510
     Increase in deferred offering costs               -              -                 (133,850)

     Proceeds from issuance of common stock      1,266,404         18,050              1,376,696
     Proceeds from issuance of notes payable           -           80,107                235,556
     Repayments on notes payable                       -           (5,900)               (11,500)
                                                -----------    -----------           ------------
     Net cash provided by financing activities   1,266,404         92,312              1,467,412
                                                -----------    -----------           ------------

Net Increase (Decrease) in Cash                  1,145,417           (159)             1,145,417

Cash at beginning of period                     $      -        $     159            $       -
                                                -----------    -----------           ------------

Cash at end of period                           $1,145,417      $     -              $ 1,145,417
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
                                                ===========     ==========           ============

Supplemental disclosure of noncash investing and financing activities:

On December 4, 2006, the Company's CEO
forgave certain assumed liabilities
in connection with the sale of the
controlling interest in the Company to
unrelated third parties.                        $  625,481      $     -              $   625,481
                                                ===========     ==========           ============

Transfer of net book value of fixed assets
to CEO in exchange for reduction of
related party debt                              $      -        $     -              $     1,020
                                                ===========     ==========           ============


Cancellation of note payable and related
debt discount and deferred offering costs       $      -        $     -              $   300,000
                                                ===========     ==========           ============

Contribution of website development costs
in exchange for reduction in note payable       $      -        $     -              $    28,318
                                                ===========     ==========           ============

Stock based payment in exchange for
prepaid services                                $      -        $     -              $    72,917
                                                ===========     ==========           ============

Stock paid as finder's fee                      $       70      $     -              $        70
                                                ===========     ==========           ============

See accompanying notes to unaudited condensed financial statements.

                              Getting Ready Corporation
                            (A Development Stage Company)
                       Notes to Condensed Financial Statements
                                 March 31, 2007
                                     Unaudited

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

    It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made that are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

    For further information, refer to the audited financial statements and footnotes of the Company for the year ended September 30, 2006, included in the Company's Form 10-KSB.

2.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A. Nature of Operations and Liquidity

    The accompanying unaudited financial statements have been prepared on the basis which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited financial statements, the Company has a net loss of $147,216 and net cash used in operations of $120,987, respectively, for the six months ended March 31, 2007. The Company also has a deficit accumulated during the development stage of $1,200,739. The Company has positive working capital of $1,134,188 and has the ability to meet all obligations due over the course of the next twelve months. The Company is currently in the development stage and has not generated any operating revenues since inception.

    The Company currently intends to effect a merger, acquisition or other business combination with an operating company utilizing any combination of its common stock, cash on hand or other funding sources that the Company believes are available. As of March 31, 2007, management has devoted substantially all of its time to identifying potential merger or acquisition candidates. There can be no assurances that management's efforts to consummate a merger, acquisition or business combination with an operating company or management's efforts to identify other funding sources will be successful.

    B. Use of Estimates

    In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods presented. Actual results may differ from these estimates.

    C.  Cash

    The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At March 31, 2007, all cash was maintained in money market accounts and a certificate of deposit. The balance exceeded the federally insured limit by $945,417.

    D.  Net Loss per Share

    Basic earnings (loss) per share is computed by dividing the net income
(loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. At March 31, 2007, the Company had no outstanding common stock equivalents. All common stock equivalents existing at March 31, 2006 were antidilutive due to the reported net loss; as such, there was no separate computation for diluted earnings per share.

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

     In September 2006, the U.S. Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB No. 108"), which expresses the views of the SEC staff regarding the process of quantifying financial statement misstatements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance of this SAB is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, which is September 30, 2007 for the Company. SAB No. 108 did not have an impact on the Company's financial position, results of operations or cash flows.

    F.  Reclassifications

    Certain amounts in the year 2006 financial statements have been reclassified to conform to the year 2007 presentation. Such reclassifications had no effect on the financial position, results of operations or cash flows.

3.  EQUIPMENT

    As of September 30, 2006, equipment with a net book value of $1,020 was transferred to the Company's CEO in exchange for a reduction of related debt. The debt was subsequently assumed by the Company's former CEO and forgiven. (See Note 5)

4.  WEBSITE DEVELOPMENT COSTS

    Web site development costs capitalized since inception were $28,318. For the period from November 26, 2002 (date of inception) through March 31, 2007, all website development costs had been fully amortized.

5.  ACCOUNTS PAYABLE, ACCRUED LIABILITIES, LOANS PAYABLE AND NOTES PAYABLE

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

    On December 4, 2006, the Company sold 4,048,791 shares of restricted common stock for $699,404. The sale resulted in control being obtained by an unrelated third party investor group. In addition, the Company's former CEO assumed certain liabilities of the Company. (See Note 5)

    On December 4, 2006, the Company issued 70,000 shares of restricted common stock having a fair value of $700 as a finder's fee relating to the Company's change of control. The payment had a net effect on equity of $0, as additional paid-in capital was debited and common stock credited for the same balance at par value.

     In December 2006, the unrelated third party investor group contributed $15,000 toward corporate expenses. The Company has recorded this as an in-kind contribution of capital.

     On March 21, 2007, the Company sold 9,349,777 shares of common stock for $567,000 ($0.06/share). As a result of the sale, majority control (51%) of the Company was obtained by a previously unrelated third party. All funds were deposited into an interest bearing certificate of deposit.

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

Dated:  May 8, 2007                 /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Acting Chief Executive Officer

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

Dated:  May 8, 2007                 /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Acting Chief Financial Officer

                                                                Exhibit 32

CERTIFICATION PURSUANT TO RULE 13a-14(b) AND SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (SUBSECTIONS (a) AND (b) OF SECTION 1350, TITLE 18, UNITED STATES CODE)

     In connection with the Quarterly Report on Form 10-QSB of Getting Ready Corporation for the period ended March 31, 2007, as filed with the Securities and Exchange Commission (the "Report"), we, Glenn L. Halpryn, Acting Chief Executive Officer of Getting Ready Corporation, and Alan Jay Weisberg, Acting Chief Financial Officer of Getting Ready Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Getting Ready Corporation.




Dated:  May 8, 2007                 /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Acting Chief Executive Officer


Dated:  May 8, 2007                 /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Acting Chief Financial Officer
















A signed original of this written statement required by Section 906 has been provided to Orthodontix, Inc. and will be retained by Orthodontix, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.