Form 10-Q
period 2007-06-30
GETTING READY CORP
filed 2007-08-10
CIK 1302554

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 Form 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                               For the Quarterly Period Ended June 30, 2007
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

     On August 8, 2007, the number of shares of outstanding Common Stock of the issuer was 18,332,896.

     Transitional Small Business Disclosure Format (check one)  Yes [] No [X]

                           GETTING READY CORPORATION
                                  FORM 10-QSB
                         QUARTER ENDED JUNE 30, 2007

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

     Results of operations for the three and nine months ended June 30, 2007, are not necessarily indicative of the results of operations expected for the year ending September 30, 2007.

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

FINANCIAL RESULTS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2007

     For the quarter ended June 30, 2007, we recorded a net loss of approximately $26,900 or less than $0.01 per share. Included in the financial results for the quarter ended June 30, 2007, were professional fees of approximately $23,400 and general and administrative expenses of approximately $19,600, which together constituted our total operating expenses. We had interest income of approximately $16,000 during the quarter.

     For the three months ended June 30, 2006, the Company recorded a net loss of approximately $125,000 or $0.03 per share. Included in the financial results for the three months ended June 30, 2006, were general and administrative expenses of approximately $83,100, professional fees of approximately $33,400, and interest expense of approximately $8,600.

     For the nine months ended June 30, 2007, we recorded a net loss of approximately $174,000 or $0.02 per share. Included in the financial results for the nine months ended June 30, 2007, were professional fees of approximately $158,600 and general and administrative expenses of approximately $37,700. Interest income for the nine months was approximately $22,200.

     Fox the nine months ended June 30, 2006, the company recorded a net loss of approximately $311,200 or $0.06 per share. Included in the financial results for the nine months ended June 30, 2006, were operating expenses of approximately $282,000 and interest expense of approximately $29,200.

     We do not expect to generate operating revenues or income until such time as we effect a business combination with an operating company. However, in the event we do consummate a merger or acquire an operating company, there can be no assurances that the combined operation will operate profitably.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2007, the Company had cash of approximately $1,092,000 and no liabilities. The Company's cash is invested in a certificate of deposit and money market accounts. We anticipate that the primary uses of working capital will include general and administrative expenses and costs associated with seeking to locate and consummate a business combination. We believe that we have sufficient funds to cover our expenses for at least the next twelve months.

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

ITEM 3.  CONTROLS AND PROCEDURES

     As of June 30, 2007, the Company's President and Chief Executive Officer and its Chief Financial Officer evaluated the Company's disclosure controls and procedures, and they concluded that the Company maintains effective disclosure controls and procedures. Since the change of control on December 4, 2006, there have been significant changes in internal control over financial reporting, including, but not limited to, the retention of securities counsel and a consultant, who is a certified public accountant, to prepare the Company's financial statements.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

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

                                   GETTING READY CORPORATION
                                   (Registrant)

Dated: August 10, 2007           By: /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chairman and President
                                    (Principal Executive Officer)

Dated: August 10, 2007           By: /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Chief Financial Officer
                                    (Principal Financial and
                                      Accounting Officer)

INDEX TO FINANCIAL STATEMENTS

                                                                       Pages

Condensed Balance Sheet as of June 30, 2007 (Unaudited)                  F-2

Condensed Statements of Operations for the Three and Nine
     Months Ended June 30, 2007 and 2006 and the period
     November 26, 2002 (Inception) to June 30, 2007 (Unaudited)          F-3

Condensed Statement of Changes in Stockholders' Equity for
     the Nine Months Ended June 30, 2007 and the period November
     26, 2002 (Inception) to June 30, 2007 (Unaudited)             F-4 - F-7

Condensed Statements of Cash Flows for the Nine Months
     Ended June 30, 2007 and 2006 and the period November 26,
     2002 (Inception) to June 30, 2007 (Unaudited)                F-8 - F-10

Notes to Condensed Financial Statements (Unaudited)              F-11 - F-14

GETTING READY CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEET

                                                           June 30, 2007
ASSETS                                                        (UNAUDITED)
                                                         ------------------
Current assets:
    Cash                                                     $ 1,092,011
    Prepaids                                                      15,303
                                                             ------------
Total Current Assets                                           1,107,314
                                                             ------------
TOTAL ASSETS                                                 $ 1,107,314
                                                             ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Total current liabilities                                            -

Commitments and Contingencies

Stockholders' equity:
   Preferred stock; $0.001 par value, 1,000,000 shares
     authorized, none issued and outstanding                         -
   Common stock; $0.001 par value, 499,000,000 shares
     authorized, 18,332,896 shares issued and outstanding         18,333
   Additional paid-in capital                                  2,316,594
   Deficit accumulated during the development stage           (1,227,613)
                                                             ------------
Total stockholders' equity                                     1,107,314
                                                             ------------
Total liabilities and stockholders' equity                   $ 1,107,314
                                                             ============

See accompanying notes to unaudited condensed financial statements.

GETTING READY CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                                       FOR THE PERIOD FROM
                                           FOR THE THREE MONTHS        FOR THE NINE MONTHS         NOVEMBER 26, 2002
                                              ENDED JUNE 30,             ENDED JUNE 30,             (INCEPTION) TO
                                             2007        2006           2007        2006             JUNE 30, 2007
                                        -----------   -----------   -----------   -----------   ----------------------
Operating Expenses:
Depreciation and amortization           $      -      $      -     $       -       $      -            $   31,514
Offering cost expense                          -             -             -           70,000             120,392
Professional fees                           23,381        33,435       158,589         64,844             687,728
General and administrative                  19,563        83,055        37,717        147,144             344,516
                                        -----------   -----------    ----------    -----------       -------------
Total Operating Expenses                    42,944       116,490       196,306        281,988           1,184,150

Loss from Operations                       (42,944)     (116,490)     (196,306)      (281,988)         (1,184,150)
                                        -----------   -----------    ----------    -----------       -------------
Other Income (Expense):
Interest income                             16,069           -          22,216            -                22,216
Interest expense                               -          (8,624)          -          (29,203)            (65,679)
                                        -----------   -----------    ----------    -----------       -------------
Total Other Income (Expense), net           16,069        (8,624)       22,216        (29,203)            (43,463)
                                        -----------   -----------   ----------    -----------       -------------
Net Loss                                $  (26,875)   $ (125,114)    $(174,090)    $ (311,191)        $(1,227,613)
                                        ===========   ===========    ==========    ===========        ============

Net Loss per share - Basic and Diluted  $    (0.00)   $    (0.03)    $   (0.02)    $    (0.06)        $     (0.22)
                                        ===========   ===========    ==========    ===========        ============

Weighted average number of shares
Outstanding during the period - basic
and diluted                             18,332,896     4,861,402    11,461,529      4,852,866           5,609,576
                                        ===========   ===========    ==========    ===========        ============

See accompanying notes to unaudited condensed financial statements.

                                      F-3

GETTING READY CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                For the Nine Months Ended June 30, 2007
                         and for the Period from November 26, 2002 (Inception)
                                          To June 30, 2007
                                              (Unaudited)

                                                                                     Prepaid
                                   Common Stock                         Deficit      Services
                                                                      Accumulated      Paid
                                                         Additional     During         With
                                                          Paid in     Development     Common     Stock
                                   Shares      Amount     Capital        Stage        Stock     Payable      Total
                                  ---------   --------  ----------   -------------  ---------- ---------   ----------

Issuance of common stock to
founders at par, November 2002    3,701,072    $ 3,701    $ (3,701)     $    -         $   -      $ -          $    -

Authorization of stock to
founder at par, November 2002	           -            -        (740)          -             -        740             -

Issuance of common stock for
cash, December 2002 ($0.47/share)   105,744        106      49,894           -             -        -          $ 50,000

Net loss for the period ended
September 30, 2003                      -          -           -          (33,185)         -        -           (33,185)
                                  ---------   --------    --------     -------------  ---------- ---------    ----------
Balance, September 30, 2003       3,806,816    $ 3,807    $ 45,453      $ (33,185)     $   -      $ 740        $ 16,815

Issuance of common stock for
cash, January 2004*                  42,298         42      19,958            -            -        -            20,000

Issuance of common stock for
cash, May 2004 ($.135 per share)     29,609         29       3,971            -            -        -             4,000

Issuance of common stock for
cash, May 2004*	                      14,804         15       6,985            -            -        -             7,000

Issuance of common stock for
services, June 2004*                185,054        185      87,315            -        (72,917)     -            14,583

Issuance of common stock for
services, July 2004*                395,000        395     177,355            -            -        -           177,750

Issuance of common stock to
founder at par, July 2004           740,214        740         -              -            -       (740)

Amortization of prepaid services
paid with common stock                  -          -           -              -         43,750      -            43,750

Net loss for the period ended
September 30, 2004                      -          -           -         (324,543)         -        -          (324,543)
                                  ----------   --------   --------     ------------  ----------  ---------    ----------
Balance, September 30, 2004       5,213,795    $ 5,213    $341,037      $(357,728)   $ (29,167)  $  -         $ (40,645)

Amortization of prepaid services
paid with common stock                  -          -           -              -         29,167      -            29,167

Termination of agreement and
return of common stock issued
for services, April 2005           (395,000)      (395)        395            -            -        -               -

Issuance of common stock for
cash, May 2005 ($1.50 per share)     2,833           3       4,247            -            -        -             4,250

Issuance of common stock for
cash, June 2005 ($1.50 per share)      667           1         999            -            -        -             1,000

Net loss for the period ended
September 30, 2005                     -             -         -         (230,800)         -        -          (230,800)
                                 ----------   --------    --------     -------------  ---------- ---------   -----------
Balance, September 30, 2005      4,822,295     $ 4,822    $346,678      $(588,528)    $    -     $  -         $(237,028)

Issuance of common stock for
cash, October 2005
($1.50 per share)                    7,000           7      10,493            -            -        -            10,500

Issuance of common stock for
services, October 2005
($1.50 per share)                   16,666          17      24,983            -            -        -            25,000

Issuance of common stock for cash,
November 2005 ($1.50 per share)      4,033           4       6,046            -            -        -             6,050

Issuance of common stock for cash,
December 2005 ($1.50 per share)        333           0         500             -           -        -               500

Issuance of common stock for
services, December 2005
($1.50 per share)                    1,667           2       2,498             -           -        -             2,500

Issuance of common stock for cash,
January 2006 ($1.50 per share)         667           1         999             -           -        -             1,000

Issuance of common stock for
services, April 2006
($3.75 per share)                    6,667           7      24,993             -           -        -            25,000

Issuance of common stock for cash,
June 2006 ($1.20 per share)          5,000           5       5,987             -           -        -             5,992

Net loss for the period ended
September 30, 2006                     -           -           -         (464,995)         -        -          (464,995)
                                 ----------   --------    --------    -------------  ---------- ---------    -----------
Balance, September 30, 2006      4,864,328       4,864    $423,178    $(1,053,523)   $     -    $   -         $(625,481)

Issuance of common stock
for cash, December 2006
(0.1698/share)                   4,048,791       4,049     695,355            -            -        -           699,404

Issuance of common stock
for cash, March 2007
($0.06/share)                    9,349,777       9,350     557,650            -            -        -           567,000

Issuance of common stock as a
finder's fee ($0.01/share)          70,000          70         (70)           -            -        -               -

Forgiveness of related
party debt by former CEO               -           -       625,481            -            -        -           625,481






In-kind contribution for
professional fees                      -           -        15,000            -            -        -            15,000

Net loss for the 9 months
Ended June 30, 2007                    -           -           -         (174,090)         -        -          (174,090)
                                -----------   -------- -----------    -------------  ---------- ---------  - -----------
Balance, June 30, 2007          18,332,896     $18,333  $2,316,594    $(1,227,613)   $   -      $  -        $ 1,107,314
                                ===========   ======== ===========    =============  ========== =========   ============


*Common stock issued at $0.48 per share

See accompanying notes to unaudited condensed financial statements.

GETTING READY CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                  FOR THE NINE MONTHS ENDED       FOR THE PERIOD FROM
                                                                  JUNE 30,             NOVEMBER 26, 2002 (INCEPTION)
                                                              2007        2006                TO JUNE 30, 2007
                                                       -------------   -------------   -----------------------------
Cash Flows from Operating Activities:
     Net Loss                                    $(174,090)     $(311,191)           $(1,227,613)
     Adjustments to reconcile net loss
     to net cash used in operations:
           Common stock issued for services            -           52,500                317,750
           Write-off of deferred offering costs        -              -                  133,850
           Depreciation and amortization               -            6,955                 31,514
           In-kind contribution for
              professional fees                     15,000                                15,000
     Changes in operating assets and liabilities:
     (Increase) decrease in:
           Prepaids                                (15,303)           -                  (15,303)
     Increase (decrease) in:
           Accounts payable                            -           12,568                127,890
           Accrued salaries                            -          104,384                180,000
           Accrued interest payable                    -           29,203                 65,729
                                                -----------    -----------           ------------
     Net cash used in operating activities       $(174,393)     $(105,581)           $  (371,183)
                                                -----------    -----------           ------------

Cash Flows from Investing Activities:
     Purchase of property and equipment                -              -                   (4,217)
                                                -----------    -----------           ------------
     Net cash used in investing activities             -              -                   (4,217)

Cash Flows From Financing Activities:
     Proceeds from loans payable - related party       -              -                      509
     Increase in deferred offering costs               -              -                 (133,850)


     Proceeds from issuance of common stock      1,266,404         24,042              1,376,696
     Proceeds from issuance of notes payable           -           93,063                235,556
     Repayments on notes payable                       -          (11,500)               (11,500)
                                                -----------    -----------           ------------
     Net cash provided by financing activities   1,266,404        105,605              1,467,411
                                                -----------    -----------           ------------

Net Increase (Decrease) in Cash                  1,092,011             24              1,092,011

Cash at beginning of period                     $      -        $     159            $       -
                                                -----------    -----------           ------------

Cash at end of period                           $1,092,011      $     183            $ 1,092,011
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

Stock paid as finder's fee (70,000 shares)
(See Note 6)                                    $       70      $     -              $        70
                                                ===========     ==========           ============

See accompanying notes to unaudited condensed financial statements.

                              Getting Ready Corporation
                            (A Development Stage Company)
                       Notes to Condensed Financial Statements
                                 June 30, 2007
                                   Unaudited

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

    The accompanying unaudited financial statements have been prepared on the basis which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited financial statements, the Company has a net loss of $174,090 and net cash used in operations of $174,393, respectively, for the nine months ended June 30, 2007. The Company also has a deficit accumulated during the development stage of $1,227,613. The Company has positive working capital of $1,107,314 and has the ability to meet all obligations due over the course of the next twelve months. The Company is currently in the development stage and has not generated any operating revenues since inception.

    The Company currently intends to effect a merger, acquisition or other business combination with an operating company utilizing any combination of its common stock, cash on hand or other funding sources that the Company believes are available. As of June 30, 2007, management has devoted substantially all of its time to identifying potential merger or acquisition candidates. There can be no assurances that management's efforts to consummate a merger, acquisition or business combination with an operating company or management's efforts to identify other funding sources will be successful.

    B. Use of Estimates

    In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods presented. Actual results may differ from these estimates.

    C.  Cash

    The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2007 the balance exceeded the federally insured limit by $892,011.

    D.  Net Loss per Share

    Basic earnings (loss) per share is computed by dividing the net income
(loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. At June 30, 2007, the Company had no outstanding common stock equivalents. All common stock equivalents existing at June 30, 2006 were antidilutive due to the reported net loss; as such, there was no separate computation for diluted earnings per share.

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

     In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value options is determined on an instrument-by-instrument basis, should be applied to an entire instrument, and is irrevocable. Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes. SFAS No. 159 is effective as of the beginning of the Company's 2008 fiscal year. We are currently analyzing the potential impact of adoption of SFAS No. 159 on our financial statements.

    F.  Reclassifications

    Certain amounts in the year 2006 financial statements have been reclassified to conform to the year 2007 presentation. These reclassifications had no effect on the financial position, results of operations or cash flows.

3.  EQUIPMENT

    As of September 30, 2006, equipment with a net book value of $1,020 was transferred to the Company's former CEO in exchange for a reduction of related debt. The debt was subsequently assumed by the Company's former CEO and forgiven. (See Notes 5 and 6)

4.  WEBSITE DEVELOPMENT COSTS

    Web site development costs capitalized since inception were $28,318. For the period from November 26, 2002 (inception) to June 30, 2007, all website development costs had been fully amortized.

5.  ACCOUNTS PAYABLE, ACCRUED LIABILITIES, LOANS PAYABLE AND NOTES PAYABLE

    In connection with the sale of a controlling interest in the Company to unrelated third parties, the Company's former CEO assumed all outstanding debt aggregating $625,481. Subsequently, these debts were forgiven and charged to additional paid-in capital, as this was in substance a capital transaction with a related party. Accordingly, no gain or loss was recognized. (See Notes 3 and 6)

6.  STOCKHOLDERS' EQUITY

     During December 2006, the Company's former CEO assumed all outstanding debt aggregating $625,481. (See Notes 3 and 5)

    On December 1, 2006, the Company's board of directors approved a one for fifteen reverse stock split. All share and per share amounts have been retroactively restated in the accompanying unaudited financial statements.

    On December 4, 2006, the Company sold 4,048,791 shares of restricted common stock for $699,404 ($0.1698/share). The sale resulted in control being obtained by an unrelated third party investor group. In addition, the Company's former CEO assumed certain liabilities of the Company. (See Note
5)

    On December 4, 2006, the Company issued 70,000 shares of restricted common stock having a fair value of $70 as a finder's fee relating to the Company's change in control. The payment had a net effect on equity of $0, as additional paid-in capital was debited and common stock was credited for the same balance at par value.

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

                                EXHIBIT INDEX


Exhibit No.          Description

   31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

   31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

   32 Certification pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
                     (b) of Section 1350, Title 18, United States Code).

                                                                Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

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

Dated:  August 10, 2007             /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chief Executive Officer

                                                                Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

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

Dated:  August 10, 2007             /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Chief Financial Officer

                                                                Exhibit 32

CERTIFICATION PURSUANT TO RULE 13a-14(b) AND SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (SUBSECTIONS (a) AND (b) OF SECTION 1350, TITLE 18, UNITED STATES CODE)

     In connection with the Quarterly Report on Form 10-QSB of Getting Ready Corporation for the period ended June 30, 2007, as filed with the Securities and Exchange Commission (the "Report"), we, Glenn L. Halpryn, Chief Executive Officer of Getting Ready Corporation, and Alan Jay Weisberg, Chief Financial Officer of Getting Ready Corporation, hereby certify pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Getting Ready Corporation.




Dated:  August 10, 2007             /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chief Executive Officer


Dated:  August 10, 2007             /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Chief Financial Officer
















A signed original of this written statement required by Section 906 has been provided to Getting Ready Corporation and will be retained by Getting Ready Corporation and furnished to the Securities and Exchange Commission or its staff upon request.