Form 10-K
period 2007-09-30
GETTING READY CORP
filed 2007-12-26
CIK 1302554

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                                 For the fiscal year ended September 30, 2007
                                                           ------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

     Securities registered under Section 12(g) of the Exchange Act: Common stock, par value $.001

     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act.     [ ]

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.     [X]  YES     [ ]  NO

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB     [ ]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).     [X] YES     [ ]  NO

State issuer's revenues for its most recent fiscal year.  $-0-

     Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at December 7, 2007 (17,045,399 shares) was $27,272,638.

     The number of shares outstanding on December 7, 2007 was 18,332,896 shares of common stock, par value $.001 per share.

                           GETTING READY CORPORATION
                                  FORM 10-KSB
                       FISCAL YEAR ENDED September 30, 2007

TABLE OF CONTENTS

PART I
Item 1.  Description of Business                                            	4
Item 2.  Description of Property	                                            6
Item 3.  Legal Proceedings                                                  6
Item 4.  Submission of Matters to a Vote of Security Holders                6

PART II
Item 5.  Market for Common Equity and Related Stockholder Matters	           6
Item 6.  Plan of Operation                                             	     7
Item 7.  Financial Statements	                                      F-1 - F-17
Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure	                                8
Item 8A  Controls and Procedures	                                            8
Item 8B  Other Information                                                  8

PART III
Item 9   Directors, Executive Officers, Promoters, Control
         Persons and Corporate Governance; Compliance with
         Section 16(a) of the Exchange Act                            	      8
Item 10  Executive Compensation	                                            12
Item 11  Security Ownership of Certain Beneficial Owners
         and Management and Related Stockholder Matters                    12
Item 12  Certain Relationships and Related Transactions	                    13
Item 13  Exhibits		                                                          13
Item 14  Principal Accountants Fees and Services	                           13

Signatures                                                                 15

Certifications                                                             16

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

PART I

Item 1.  DESCRIPTION OF BUSINESS

     	Getting Ready Corporation was incorporated in Delaware on November 26, 2002 and originally intended to open Mother Supercare Centers to provide services to women who are starting families. The Company was unable to raise sufficient funding to establish the centers.

		     On September 1, 2006, management determined that it was no longer feasible to operate or to attempt to effect its business plan.

     On December 4, 2006, a group of investors headed by Glenn L. Halpryn of Miami, Florida, and Steven Jerry Glauser of Denver, Colorado, purchased 89% of the Company's outstanding common stock from 45 of our shareholders.

     In connection with the purchase of control we issued 4,048,759 shares of our common stock to the persons who purchased control and to three individuals involved in the transaction. The total offering price for these restricted securities was $699,405, which provided us with working capital.

     On March 21, 2007, we sold 9,349,777 newly issued shares of common stock to seven investors, including Dr. Phillip Frost who purchased 5,886,897 of the shares, or 32.1% of the Company's outstanding shares, through Frost Gamma Investments Trust. The purchase price was $567,000, which we will use for working capital.

     On November 13, 2007, we entered into a Merger Agreement and Plan of Reorganization (the "Agreement") with Winston Laboratories, Inc., a Delaware corporation ("Winston") and Winston Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company ("Merger Sub"). In connection with the Agreement, Dr. Phillip Frost and certain other investors (the "New Investors") invested $5 million in Winston in exchange for shares of preferred stock of Winston and warrants to acquire preferred stock. In addition, Dr. Frost and certain other investors, including Glenn L. Halpryn and Noah Silver, expect to invest an additional $4 million in Winston at the time the merger is consummated.

     Under the terms of the Agreement, at the closing of the merger, each common share of Winston will be converted into approximately 17.51 shares of our common stock and each share of preferred stock of Winston will be converted into approximately .01751 shares of our preferred stock, each such preferred share being convertible into 1,000 shares of our common stock. As a result of the merger, it is expected that our stockholders will receive approximately 2.6% of the combined company on a fully diluted basis and the New Investors will own convertible preferred stock representing approximately 24.4% of the combined company on a fully diluted basis. The holders of Winston common stock will receive approximately 97% of the combined company on a fully-diluted basis. In addition, at the closing, the New Investors who received Winston warrants will receive five-year warrants entitling them to purchase up to 10% of the common equity of the combined company on a fully diluted basis.

     The merger is subject to customary closing conditions, including the condition that the merger be approved by Winston stockholders. In addition, the merger is subject to the condition that Winston shall have closed on the additional $4 million investment and issued shares of Winston Series B preferred stock to such investors in Winston. Subject to these and other conditions, we expect the merger to close during the second quarter of 2008.

     The combined company will be renamed Winston Pharmaceuticals, Inc. and will be headquartered in Vernon Hills, Illinois, where Winston is currently located. Winston focuses on major pain indications as well as on niche markets, where there is still significant need for pain management options. Winston's products span a range of pain indications, including episodic cluster headache, chronic daily headache, osteoarthritis, neuropathic pain, cancer pain and post-operative pain.

     Winston's flagship compound is Civamide, a TRPV-1 (transient receptor potential vanilloid-1) receptor modulator, which Winston believes provides exceptionally long-lasting analgesic activity. A single oral dose of civamide, for example, provides effective analgesia for at least 7 days in a variety of animal pain models. Winston is engaged in late-stage development of civamide for various pain indications, and expects to submit its first marketing authorization applications for a topical formulation in North America and Europe for relief of osteoarthritis pain during the first quarter of 2008.

Employees

     As of September 30, 2007, we have no employees. Our officers and directors transact the business of the Company without compensation therefor.

Item 2.  DESCRIPTION OF PROPERTY

     The Company currently maintains, at no cost to the Company, its executive offices in approximately 500 square feet of office space located at 4400 Biscayne Boulevard, Suite 950, Miami, Florida 33137, within the offices of another company with which Glenn Halpryn and Noah Silver are affiliated.

Item 3.  LEGAL PROCEEDINGS

     We are not party to any legal proceedings, nor to the knowledge of our management is any such proceeding threatened against it.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the year ended September 30, 2007, the Company did not submit any matters to a vote of its security holders. However, during November 2006, the Board approved a resolution amending its Certificate of Incorporation to effect a reverse stock split of one for fifteen shares and thereby adjusting the par value from $.0001 to $.001. This resolution was approved by the consent of holders of a majority of our outstanding shares of common stock. On December 21, 2006, our Board of Directors and the holders of a majority of our outstanding shares of common stock approved a resolution to change the Company's name, but the amendment to the Certificate of Incorporation to change the name has not been filed with the State of Delaware and probably will not be filed inasmuch as the Company's name will be changed to Winston Pharmaceuticals, Inc. if the proposed merger with Winston is consummated.

PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     At the present time our shares are traded on the Over-the-Counter Bulletin Board. Our shares commenced trading on the Bulletin Board on February 23, 2006 under the symbol GETR, and the symbol was changed to GTRY following the reverse stock split.

	     The following table sets forth, for the periods indicated, the range of high and low closing bid prices for our common stock through September 30,
2007 for the periods noted, as reported by the National Quotations Bureau and the Over-The-Counter Bulletin Board.  Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Common Stock Closing Bid
Fiscal Quarter End                            High              Low
----------------------------------        -------------    ------------
December 31, 2005                             n/a               n/a
March 31, 2006                                $0.27             $0.24
June 30, 2006                                 $0.25             $0.03
September 30, 2006                            $0.07             $0.012
December 31, 2006                             $1.55             $-0-
March 31, 2007                                $3.41             $0.36
June 30, 2007                                 $3.71             $1.80
September 30, 2007                            $3.10             $1.75

     We have not paid any cash dividends on our common or preferred stock and do not anticipate paying any cash dividends in the foreseeable future. Earnings, if any, will be retained to finance future growth. We may issue shares of our common stock and preferred stock in private or public offerings to obtain financing, capital or to acquire other businesses that can improve our performance and growth. Issuance and/or sales of substantial amounts of common stock could adversely affect prevailing market prices in our common stock.

     As of September 30, 2007 there were approximately 350 beneficial owners of our common stock with 18,332,896 shares issued and outstanding.

     We have no compensation plans under which our equity securities are authorized for issuance.

Item 6.  PLAN OF OPERATION

     The Company is a shell corporation with no operations. The Company has never generated revenues and has incurred a loss of $1,233,628 through September 30, 2007. The Company has raised cash to meet its operating expenses through the sales of securities and through loans from its previous shareholders. As of September 30, 2007, we had cash of $1,093,414 from the sales of securities in December 2006 and March 2007. We believe that this cash will enable us to meet our operating needs for the next 12 months, including the costs of the proposed merger with Winston. Following the merger with Winston, we will have operations and expect to generate revenue.

Off-Balance Sheet Arrangements

     We have no off-balance sheet arrangements.

Item 7  FINANCIAL STATEMENTS


                           Getting Ready Corporation
                         (A Development Stage Company)

               For the Years Ended September 30, 2007 and 2006,
             and the Period November 26, 2002 (Date of Inception)
                          through September 30, 2007


           Report of Independent Registered Public Accounting Firm

                           Getting Ready Corporation
                         (A Development Stage Company)

               For the Years Ended September 30, 2007 and 2006,
             and the Period November 26, 2002 (Date of Inception)
                          through September 30, 2007

Contents

Report of Independent Registered Public Accounting Firm                   F-3
Balance Sheet                                                             F-4
Statements of Operations                                                  F-5
Statements of Changes in Stockholders' Equity                         F-6-F-9
Statements of Cash Flows                                            F-10-F-11
Notes to Financial Statements                                       F-12-F-17

           Report of Independent Registered Public Accounting Firm

Board of Directors
Getting Ready Corporation
(A Development Stage Company)
Miami, Florida

     We have audited the accompanying balance sheet of Getting Ready Corporation (a development stage company) as of September 30, 2007 and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended September 30, 2007 and 2006 and the period from November 26, 2002 (Date of Inception) through September 30, 2007. These financial statements are the responsibility of the management of Getting Ready Corporation. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Getting Ready Corporation as of September 30, 2007 and the results of its operations and its cash flows for the years ended September 30, 2007 and 2006 and the period from November 26, 2002 (Date of Inception) through September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.



Pender Newkirk & Company LLP
Certified Public Accountants
Tampa, Florida
December 13, 2007

                          GETTING READY CORPORATION
                        (A Development Stage Company)
                                BALANCE SHEET

                              September 30, 2007

Assets

   Current Assets
     Cash                                                        $1,093,414
     Prepaids                                                         8,745
                                                                 ----------
   Total Current Assets                                           1,102,159
                                                                 ----------
   Total Assets                                                  $1,102,159
                                                                 ==========

Liabilities and Stockholders' Equity

   Current liabilities:
     Accounts payable                                            $      860
                                                                 ----------
   Total current liabilities                                     $      860
                                                                 ----------


Commitments and Contingencies

   Stockholders' Equity:
     Preferred stock; $.001 par value; 1,000,000 shares
       authorized; 0 shares issued and outstanding
     Common stock; $.001 par value; 499,000,000 shares
       authorized; 18,332,896 shares issued and outstanding      $   18,333
     Additional paid in capital                                   2,316,594
     Deficit accumulated during development stage                (1,233,628)
                                                                 ----------
   Total stockholders' equity                                    $1,101,299
                                                                 ----------
   Total Liabilities and Stockholders' equity                    $1,102,159
                                                                 ==========










See accompanying notes to financial statements.

                          GETTING READY CORPORATION
                        (A Development Stage Company)
                           STATEMENTS OF OPERATIONS

                                                        Period November 26,
                                  Years Ended          2002 (Date of Inception)
                                  September 30,          through September 30,
                           -------------------------   ------------------------
                             2007           2006                 2007

Operating Expenses
Depreciation and amortization $     -      $   7,176               $    31,514
Offering cost expense               -         70,000                   120,392
Professional fees               168,724      129,334                   697,863
General and administrative       46,258      219,135                   353,057
                              ----------   ----------             -------------
Total Operating Expenses        214,982      425,645                 1,202,826

Loss from Operations           (214,982)    (425,645)               (1,202,826)
                              ----------   ----------             -------------

Other Income (Expense)
Interest income                  34,877          -                      34,877
Interest expense                    -        (39,350)                  (65,679)
                              ----------    ---------              -----------
Total Other Income
(Expense), net                   34,877      (39,350)                  (30,802)
                              ----------    ---------              -----------
Net loss                      $(180,105)   $(464,995)              $	(1,233,628)
                             ==========   ==========             ============

Net loss per share -          $   (0.01)   $   (0.10)              $     (0.20)
Basic and Diluted            ==========   ==========             ============

Weighted average number of
   shares outstanding during
   the year/period-basic and
   diluted                    13,193,490   4,855,763                 6,262,053
                             ==========   ==========             ============










See accompanying notes to financial statements.

                                         GETTING READY CORPORATION
                                       (A Development Stage Company)
                           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                        For the Years Ended September 30, 2007 and 2006, and the
                          Period November 26, 2002 (Date of Inception) through
                                            September 30, 2007
                                                                                     Prepaid
                                                                        Deficit      Services
                                      Common Stock                    Accumulated      Paid
                                    $0.001 Par Value    Additional      During         With
                                    ----------------     Paid in      Development     Common      Stock
                                   Shares      Amount    Capital         Stage         Stock      Payable     Total
                                  ---------   --------  ----------   -------------  ---------- ---------   ----------

Issuance of common stock to
founders at par, November 2002    3,701,072    $ 3,701  $ (3,701)     $     -      $     -      $ -         $    -

Authorization of stock to
founder at par, November 2002	                               (740)                                 740

Issuance of common stock for
cash, December 2002 ($0.47/share)   105,744        106    49,894                                              50,000

Net loss for the period ended
September 30, 2003                      -          -         -          (33,185)         -        -          (33,185)
                                  ---------   --------  ----------   -------------  ---------- ---------   ----------
Balance, September 30, 2003       3,806,816      3,807    45,453        (33,185)         -        740         16,815

Issuance of common stock for
cash, January 2004*                  42,298         42    19,958            -                     -           20,000

Issuance of common stock for
cash, May 2004 ($.135 per share)     29,609         29     3,971            -                     -            4,000

Issuance of common stock for
cash, May 2004*	                      14,804         15     6,985            -                     -            7,000

Issuance of common stock for
services, June 2004*                185,054        185    87,315            -        (72,917)     -           14,583

Issuance of common stock for
services, July 2004                 395,000        395   177,355            -            -        -          177,750

Issuance of common stock to
founder at par, July 2004           740,214        740       -              -            -       (740)           -

Amortization of prepaid services
paid with common stock                  -          -         -              -         43,750      -           43,750

Net loss for the period ended
September 30, 2004                      -          -         -         (324,543)         -        -         (324,543)
                                  ----------   -------- ---------    ------------  ----------  ---------   ----------
Balance, September 30, 2004       5,213,795      5,213   341,037       (357,728)     (29,167)                	(40,645)

Amortization of prepaid services
paid with common stock                  -          -         -              -         29,167      -           29,167

Termination of agreement and
return of common stock issued
for services, April 2005           (395,000)      (395)      395            -            -        -              -

Issuance of common stock for
cash, May 2005 ($1.50 per share)     2,833           3     4,247            -            -        -            4,250

Issuance of common stock for
cash, June 2005 ($1.50 per share)      667           1       999            -            -        -            1,000

Net loss for the period ended
September 30, 2005                     -           -         -         (230,800)         -        -         (230,800)
                                 ----------   --------  ----------   -------------  ---------- ---------  -----------
Balance, September 30, 2005      4,822,295       4,822  $346,678       (588,528)         -        -         (237,028)

Issuance of common stock for
cash, October 2005
($1.50 per share)                    7,000           7    10,493            -            -        -           10,500

Issuance of common stock for
services, October 2005
($1.50 per share)                   16,666          17    24,983            -            -        -           25,000

Issuance of common stock for cash,
November 2005 ($1.50 per share)      4,033           4     6,046            -            -        -            6,050

Issuance of common stock for cash,
December 2005 ($1.50 per share)        333         -         500            -            -        -              500

Issuance of common stock for
services, December 2005
($1.50 per share)                    1,667           2     2,498            -            -        -            2,500

Issuance of common stock for cash,
January 2006 ($1.50 per share)         667           1       999            -            -        -            1,000

Issuance of common stock for
services, April 2006
($3.75 per share)                    6,667           7    24,993            -            -        -           25,000

Issuance of common stock for cash,
June 2006 ($1.20 per share)          5,000           5     5,987            -            -        -            5,992

Net loss for the period ended
September 30, 2006                     -           -         -         (464,995)         -        -         (464,995)
                                 ----------   --------  ----------   -------------  ---------- ---------  -----------
Balance, September 30, 2006      4,864,328       4,864   423,178     (1,053,523)         -        -         (625,481)

Issuance of common stock for cash,
December 2006 ($0.1698/share)    4,048,759       4,049   695,355            -            -        -          699,404

Increase in shares issued due to
Reconciliation with transfer agent      32         -         -              -            -        -              -

Issuance of common stock for cash,
March 2007 ($0.06/share)         9,349,777       9,350   557,650            -            -        -          567,000

Issuance of common stock as a
finder's fee ($0.01/share)          70,000          70       (70)           -            -        -              -

Forgiveness of related party
debt by former CEO                     -           -     625,481            -            -        -          625,481

In-kind contribution for
professional fees                      -           -      15,000            -            -        -           15,000




Net loss for the period ended
September 30, 2007                     -           -         -         (180,105)         -        -         (180,105)
                                 ----------   --------  ----------   -----------    ---------- ---------  -----------
Balance, September 30, 2007     18,332,896     $18,333 $2,316,594   $(1,233,628)         -        -       $1,101,299
                                ==========    ======== ===========  ============    ========== =========  ===========

See accompanying notes to financial statements.

                                         GETTING READY CORPORATION
                                       (A Development Stage Company)
                                         STATEMENTS OF CASH FLOWS

                                                                                    Period November 26,
                                                 Years Ended                       2002 (Date of Inception)
                                                 September 30                        through September 30,
                                             2007           2006                             2007

Cash Flows From Operating activities
Net Loss                                      $(180,105)    $(464,995)                    $(1,233,628)
Adjustments to reconcile net loss to net
   cash used in operations
Common stock issued for services                    -          52,500                         317,750
Write off of deferred offering costs                              -                           133,850
Depreciation and amortization	                       -           7,176                          31,514
In-kind contribution for professional fees       15,000           -                            15,000
(Increase) decrease in prepaid expenses          (8,745)          -                            (8,745)
Increase (decrease) in:
     Accounts payable                                860       80,155                         128,750
     Accrued salaries                                -        180,000                         180,000
     Accrued interest payable                        -         39,400                          65,729
                                                    -----------   -----------                      ------------
     Net Cash Used In Operating Activities      (172,990)    (105,764)                       (369,780)
                                                    -----------   -----------                      ------------

Cash Flows From Investing activities
Purchase of property and equipment                    -           -                            (4,217)
                                                    -----------   -----------                      ------------
     Net Cash Used In Investing Activities            -           -                            (4,217)
                                                    -----------   -----------                      ------------

Cash Flows From Financing activities
Proceeds from loans payable - related party	           -           -                               509
Increase in deferred offering costs                   -           -                          (133,850)
Proceeds from issuance of common stock         1,266,404       24,042                       1,376,696

Proceeds from issuance of notes payable              -         93,063                         235,556
Repayments on notes payable                          -        (11,500)                        (11,500)
                                                   -----------    -----------                      ------------
     Net cash provided by financing activities 1,266,404      105,605                       1,467,411
                                                   -----------    -----------                      ------------
NET INCREASE IN CASH                           1,093,414         (159)                      1,093,414
CASH AT BEGINNING OF YEAR/PERIOD                     -       $    159                      $      -
                                                   -----------    -----------                      ------------
CASH AT END OF YEAR/PERIOD                    $1,093,414     $    -                        $1,093,414
                                                  ===========-    ===========                      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                        $      -       $    -                        $      -
                                                  ===========-    ===========                      ============
Cash paid for taxes                           $      -       $    -                        $      -
                                                  ===========-    ===========                      ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
On December 4, 2006, The Company's CEO
forgave certain assumed liabilities in
connection with the sale of the controlling
interest in the Company to unrelated third
parties. (See Note 5)                         $  625,481     $    -                        $  625,481
                                                  ===========-    ===========                      ============
Transfer of net book value of fixed assets
to CEO in exchange for reduction of
related party debt                            $      -       $  1,020                      $    1,020
                                                  ===========-    ===========                      ============
Cancellation of note payable and related
debt discount and deferred offering costs     $      -       $    -                        $  300,000
                                                  ===========-    ===========                      ============
Contribution of website development costs
in exchange for reduction in note payable     $      -       $    -                        $   28,318
                                                  ===========-    ===========                      ============
Stock based payment in exchange for
prepaid services                              $      -       $    -                        $   72,917
                                                  ===========-    ===========                      ============
Stock paid as finder's fee (70,000)
shares) (See Note 6)                          $       70     $    -                        $       70
                                                  ===========-    ===========                      ============

See accompanying notes to financial statements.
                                                      F-11

                        Getting Ready Corporation
                    (A Development Stage Company)
                     Notes to Financial Statements
                          September 30, 2007

1.  Nature of Operations and Summary of Significant Account Policies

(A)  Nature and Operations and Liquidity

     Getting Ready Corporation (the "Company") is a development stage company that was incorporated under the laws of the State of Delaware on November 26, 2002.

     The accompanying financial statements have been prepared on the basis which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has a net loss of $180,105 and net cash used in operations of $172,990, respectively, for the year ended September 30, 2007. The Company also has a deficit accumulated during the development stage of $1,233,628. The Company has positive working capital of $1,101,299 and has the ability to meet all obligations due over the course of the next twelve months. The Company is currently in the development stage and has not generated any operating revenues since inception.

(B)  Risks and Uncertainties

     The Company is subject to significant risk and uncertainty including financial, operational, technological, and regulatory risks including the potential risk of business failure.

(C)  Use of Estimates

     In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods presented. Actual results may differ from these estimates.

(D)  Cash and Cash Equivalents

     The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. The balance exceeded the federally insured limit by $893,414 at September 30, 2007.

     The Company maintains interest bearing money market accounts and has recognized related interest income of $34,877 and $0 for the years ended September 30, 2007 and 2006, respectively.

(E)  Net Loss per Share

     Basic earnings (loss) per share is computed by dividing the net income
(loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. At September 30, 2007 and 2006, the Company had no outstanding common stock equivalents. All common stock equivalents existing at June 30, 2006 were antidilutive due to the reported net loss; as such, there was no separate computation for diluted earnings per share. The common stock equivalents outstanding at June 30, 2006 have all expired unexercised.

(F)  Income Taxes

     The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

(G)  Segment Information

     The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."
During 2007 and 2006, the Company only operated in one segment; therefore, segment information has not been presented.

(H)  Recent Accounting Pronouncements

     In February 2006, the FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments" (SFAS 155), which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" (SFAS 133) and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS 140). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that it is a derivative financial instrument. The Company adopted SFAS No. 155 on January 1, 2007 and it did not have a material effect on its financial position, results of operations or cash flows.

     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, ("FIN 48") "Accounting for Uncertainty in Income Taxes-An Interpretation of SFAS No. 109. " This Interpretation provides guidance for recognizing and measuring certain tax positions, as defined in FASB No. 109, "Accounting for Income Taxes. " FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this Interpretation will have a material impact on their financial position, results of operations or cash flows.

     In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), Fair Value Measurements. SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it established a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company adopted SFAS 157 on October 1, 2007, and SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on their financial position, results of operations or cash flows.

     In September 2006, the FASB issued SFAS No. 158 ("SFAS 158"), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS 158 requires employers to recognize the under funded or over funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. The Company adopted SFAS No. 158 on January 1, 2007 and it did not have a material effect on its financial position, results of operations or cash flows.

     In September 2006, the U.S. Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB No.108"), which expresses the views of the SEC staff regarding the process of quantifying financial statement misstatements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance of this SAB is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, which is September 30, 2007 for the Company. The Company adopted SAB No. 108 and it did not have an impact on the Company's financial position, results of operations or cash flows.

     In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable. Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes. SFAS No. 159 is effective as of the beginning of the Company's 2008 fiscal year. The Company adopted SFAS No. 159 on October 1, 2007 and it is not expected to have a material effect on its financial position, results of operations or cash flows.

     Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

(I)  Reclassifications

Certain amounts in the year 2006 financial statements have been reclassified to conform to the year 2007 presentation. These reclassifications had no effect on the financial position, results of operations or cash flows.

Note 2  Equipment

     At September 30, 2006, equipment with a net book value of $1,020 was transferred to the Company's former CEO in exchange for a reduction of related debt. The debt was subsequently assumed by the Company's former CEO and forgiven. (See Notes 4 and 5)

Note 3  Website Development Costs

     Web site development costs capitalized since inception was $28,318. For the period from November 22, 2002 (inception) to September 30, 2006, all website development costs had been fully amortized.

Note 4  Accounts Payable, Accrued Liabilities, Loans Payable and Notes
Payable

     In connection with the sale of a controlling interest in the Company to unrelated third parties, the Company's former CEO assumed all outstanding debt aggregating $625,481. Subsequently, these debts were forgiven and charged to additional paid in capital, as this was in substance a capital transaction with a related party. Accordingly, no gain or loss was recognized. (See Notes 2 and 5)

Note 5  Stockholders' Equity

     During December 2006, the Company's former CEO assumed all outstanding debt aggregating $625,481. (See Notes 2 and 4)

     On December 1, 2006, the Company's board of directors approved a one for fifteen reverse stock split. All share and per share amounts have been retroactively restated in the accompanying financial statements.

     On December 4, 2006, the Company sold 4,048,759 shares of restricted common stock for $699,405. The sale resulted in control being obtained by an unrelated third party investor group. In addition, the Company's former CEO assumed certain liabilities of the Company. (See Note 4)

     On December 4, 2006, the Company issued 70,000 shares of restricted common stock having a fair value of $70 as a finder's fee relating to the Company's change in control. The payment had a net effect on equity of $0, as additional paid in capital was debited and common stock was credited for the same balance at par value.

     In December 2006, the unrelated third party investor group contributed $15,000 towards corporate expenses. The Company has recorded this as an in-kind contribution of capital.

     On March 21, 2007, the Company sold 9,349,777 shares of common stock for $567,000 ($0.06/share). As a result of the sale, majority control (51%) of the Company was obtained by a previously unrelated third party. All funds were deposited into an interest bearing certificate of deposit.

Note 6  Income Taxes

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

     The Company has a net operating loss carryforward, for tax purposes, totaling $849,603 at September 30, 2007. The majority of the NOL, $797,279, will expire in 2027. The earliest portion of the NOL expires in 2025.

     Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). The utilization of the NOL may be limited due to the change in control discussed under subsequent events.

     Temporary differences, which give rise to a net deferred tax asset, are as follows:

     Significant deferred tax assets at September 30, 2007 are as follows:

     Gross deferred tax assets:
     Net operating loss carryforwards                    319,700
                                                       ----------
     Total deferred tax assets                           319,700
     Less: valuation allowance                          (319,700)
                                                       ----------
     Net deferred tax asset recorded                    $    -
                                                       ==========

     The valuation allowance at September 30, 2006 was $392,600. The net change in valuation allowance during the year ended September 30, 2007 was a decrease of $72,900. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or not all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of September 30, 2007.

     The actual tax benefit differs from the expected tax benefit for the years ended September 30, 2007 and 2006 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 5.50% for state income taxes, a blended rate of 37.63%) as follows:

                                                  September 30
                                             2007              2006

Expected tax expense (benefit)-Federal     ($ 61,200)	         ($158,100)
Expected tax expense (benefit)-State       (   6,500)	           (16,900)
Non-deductible expenses                      140,600                -
                                           -----------        ----------
Change in valuation allowance              (  72,900)           175,000
Actual tax expense (benefit)                $    -             $    -
                                           ===========        ==========

Note 7  Subsequent Event

     On November 13, 2007, the Company entered into a Merger Agreement and Plan of Reorganization with Winston Laboratories, Inc., a Delaware corporation ("Winston") and Winston Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company ("Merger Sub"). The merger is subject to customary closing conditions, including the condition that the merger be approved by Winston stockholders. The Company expects the merger to close during the second quarter of 2008.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

Item 8A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

     Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

     There were significant changes in our internal controls over financial reporting during the most recent fiscal year, including, but not limited to, the retention of securities counsel and a consultant, who is a certified public accountant, to prepare our financial statements.

ITEM 8B.  OTHER INFORMATION

     None.

Part III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

     The following table sets forth information regarding the Company's current executive officers and directors.

Name                       Age                        Position
Glenn L. Halpryn           47                 Chairman of the Board, Chief
                                              Executive Officer, President

Alan Jay Weisberg          61                 Chief Financial and 	Accounting
                                              Officer, Director

Noah M. Silver             49                 Vice President, Secretary
                                              Treasurer, Director

Curtis Lockshin            47                 Director

     Glenn L. Halpryn. Mr. Halpryn has been Chairman of the Board and Chief Executive Officer of clickNsettle.com, Inc., a public company, since September 2007. Mr. Halpryn is also Chief Executive Officer and a director of Transworld Investment Corporation ("TIC"), serving in such capacity since June 2001. Since 2000, Mr. Halpryn has been an investor and the managing member of investor groups that were joint venture partners in 26 land acquisition and development projects with one of the largest home builders in the country. From 1984 to June 2001, Mr. Halpryn served as Vice President/Treasurer of TIC. From 1999, Mr. Halpryn also served as Vice President of Ivenco, Inc. ("Ivenco") until Ivenco's merger into TIC in June 2001. In addition, since 1984, Mr. Halpryn has been engaged in real estate investment and development activities. From April 1988 through June 1998, Mr. Halpryn was Vice Chairman of Central Bank, a Florida state-chartered bank. Since June 1987, Mr. Halpryn has been the President of and beneficial holder of stock of United Security Corporation ("United Security"), a broker-dealer registered with the NASD. From June 1992 through May 1994, Mr. Halpryn served as the Vice President, Secretary-Treasurer of Frost Hanna Halpryn Capital Group, Inc., a "blank check" company whose business combination was effected in May 1994 with Sterling Healthcare Group, Inc. From June 1995 through October 1996, Mr. Halpryn served as a member of the Board of Directors of Sterling Healthcare Group, Inc. Since October 2002, Mr. Halpryn has been a director of Ivax Diagnostics, Inc., a publicly held corporation, and is a member of its audit committee and chairman of its compensation committee.

     Alan Jay Weisberg. Mr. Weisberg has been the Chief Financial Officer and a director of clickNsettle.com, Inc. since September 2007. Since July 1986, Mr. Weisberg has been a stockholder in the accounting firm of Weisberg Brause & Co., Boca Raton, Florida. Mr. Weisberg has been the principal financial officer of United Security since June 1987.

     Noah M. Silver. Mr. Silver has been Vice President, Secretary, Treasurer and a director of clickNsettle.com, Inc. since September 2007. Mr. Silver has been the Chief Financial Officer of TIC since June 2001, a firm in which Mr. Halpryn is the Chief Executive Officer and a director. From March 2000, Mr. Silver served as the Chief Financial Officer of Ivenco, serving in such capacity until Ivenco's merger into TIC in June 2001. From January 1997 through February 1999, Mr. Silver was the President of Dryclean USA, Florida Division, and Dryclean USA Franchise Company. From April 1995 through December 1996, Mr. Silver was the Florida Division Controller and Vice President of Dryclean USA, the parent company of Dryclean USA, Florida Division. Mr. Silver is a Certified Public Accountant and a Certified Management Accountant and has earned a Master of Accounting Degree.

     Curtis Lockshin. Since 2003, Dr. Lockshin has been an independent pharmaceutical & life sciences consultant, focused on small companies that seek to leverage their technology assets inside healthcare, biotechnology and security sectors. At Sepracor Inc. from 1998 to 2002, as a Scientist, Associate Director, and Director of Discovery Biology & Informatics, Dr. Lockshin was instrumental in establishing the New Leads program, which delivered novel chemical entities into the preclinical pipeline. In 2002-2003, while Director of Discovery Biology at Beyond Genomics, Inc., Dr. Lockshin co-developed strategies for utilizing proprietary technology platforms in clinical trial optimization and prediction of off-target drug activities. Dr. Lockshin's current activities include a program management engagement with 3rd Millennium Inc. (Waltham, MA) and a business development engagement with TelAztec LCC (Burlington, MA). Since 2004, Dr. Lockshin has served on the Board of Directors of the Ruth K. Broad Biomedical Research Foundation, a Duke University support corporation, which supports basic research related to Alzheimer's disease and neurodegeneration via intramural, extramural, and international grants. Dr. Lockshin has been a director of clickNsettle.com, Inc. since September 2007. Dr. Lockshin is a co-inventor on several U.S. patents and applications covering pharmaceuticals, biomaterials, and optics for remote biochemical sensing. He holds a Bachelor's degree in Life Sciences and a PhD in Biological Chemistry, both from the Massachusetts Institute of Technology.

Involvement in Legal Proceedings

     The Company is not aware of any proceeding adverse to the interests of the Company to which any officer, director or beneficial owner of 5% or more of its voting securities is a party. Further, the Company is not aware of any material proceeding adverse to the interests of the Company to which any officer, director or beneficial owner of 5% or more of the Company's voting securities is a party.

     The Company is not aware of any material interest of any officer or director of the Company that is adverse to the Company.

     During the past five years, no officer or director of the Company elected or appointed after the first change of control on December 4, 2006, has:

           (1) Petitioned for bankruptcy or had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

           (2) Been convicted in a criminal proceeding or is currently subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

           (3) Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

           (4) Been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Director Independence

     Corporate Governance and Independent Directors

     The Common Stock is currently traded on the National Association of Securities Dealers, Inc.'s, OTC Bulletin Board, or "OTCBB". Accordingly, it is not required to have an audit, compensation or nominating committee. However, the Company intends to operate within a comprehensive plan of corporate governance for the purpose of defining responsibilities, setting high standards of professional and personal conduct and assuring compliance with such responsibilities and standards. The Company currently regularly monitors developments in the area of corporate governance to ensure that it is in compliance with the standards and regulations required by the national securities exchanges. All of the Company's directors are independent, and two of the directors are financial experts.

     Code of Business Conduct and Ethics

     The Company has adopted a Code of Business Conduct and Ethics that includes provisions ranging from restrictions on gifts to conflicts of interest. All employees and directors are bound by this Code of Business Conduct and Ethics. Violations of the Code of Business Conduct and Ethics may be reported to the Audit Committee.

     The Code of Business Conduct and Ethics includes provisions applicable to all of our employees, including senior financial officers and members of its Board of Directors.

     We will provide a copy of our Code of Business Conduct and Ethics to any person without charge upon request.

     Personal Loans to Executive Officers and Directors

     We prohibit extensions of credit in the form of a personal loan to or for our directors and executive officers.

     Communications with the Board of Directors

     Anyone who has a concern about the Company's conduct, including accounting, internal accounting controls or audit matters, may communicate directly with the Board of Directors, its non-management directors or, to the extent formed by the Company, the Audit Committee. These communications may be confidential or anonymous, and may be mailed, e-mailed, submitted in writing or reported by phone. All of these concerns will be forwarded to the appropriate directors for their review, and will be simultaneously reviewed and addressed by the Company's Chief Financial Officer in the same way that the Company addresses other concerns.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based upon our review of filings with respect to beneficial ownership of our Common Stock, we have concluded that, during the fiscal year 2007, the following persons, who are former officers and directors of the Company, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.


Sheldon Rose                    Form 3, Form 5
Francine Nichols                Form 3, Form 5
Lori Majeski                    Form 3, Form 5

Item 10.  EXECUTIVE COMPENSATION

     No officers of the Company received any compensation for services to us during the period November 26, 2002 (Date of Inception) through September 30, 2007. Directors received $400 for each meeting.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The table below lists the beneficial ownership of our common stock, as of September 30, 2007, by each person known by us to be the beneficial owner of more than 5% of our common stock, by each of our directors and officers and by all of our directors and officers as a group. As of September 30, 2007, there were 18,332,896 shares of common stock outstanding.

Stockholder		               Shares Beneficially Owned (1)  		Percentage Ownership
Frost Gamma Investments
Trust                             		5,886,897                      			32.1%
4400 Biscayne Blvd., Suite 1500
Miami, Florida 33137

Dr. Jane Hsaio                    1,484,092                      8.1%
4400 Biscayne Blvd., Suite 1500
Miami, Florida 33137

Glenn L. Halpryn                  	1,006,250                       5.5%
4400 Biscayne Blvd., Suite 950
Miami, Florida 33137

Steven Jerry Glauser              	1,724,929                      			 9.4%
4400 Biscayne Blvd., Suite 950
Miami, Florida 33137

Ernest M. Halpryn                 1,312,453                       7.2%
4400 Biscayne Blvd., Suite 950
Miami, Florida 33137

Stephen Bittel                    1,149,953                       6.3%
4400 Biscayne Blvd., Suite 950
Miami, Florida 33137


Noah Silver                         222,498                       1.2%
4400 Biscayne Blvd., Suite 950
Miami, Florida 33137

Alan Jay Weisberg                    48,749                       0.3%
4400 Biscayne Blvd., Suite 950
Miami, Florida 33137

Curtis Lockshin                      10,000                       0.1%
4400 Biscayne Blvd., Suite 950
Miami, Florida 33137

All officers and directors        1,282,497                      			 7.0%
   as a group

Total Shares Outstanding
As of September 30, 2007         18,332,896

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

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We currently maintain our principal offices within the offices of a company with which our Chief Executive Officer and our Vice President, Secretary and Treasurer are affiliated. We do not pay any rent for these offices.

Item 13.  EXHIBITS

Exhibit No.	 Document				                                                    Page
----------- 		---------------------------------------------------------  ------
31.1        Certification Pursuant to Section 302                         16
32          Certification Pursuant to 18 U.S.C. Section 1350              18

Item 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVCIES

Audit Fees

     During 2007 and 2006, we were billed by our accountants, Pender Newkirk & Company, approximately $31,100 and $24,432 for audit and review fees associated with our 10-KSB and 10-QSB filings.

Tax Fees

     During 2007 and 2006, we were billed by our accountants, Pender Newkirk & Company, approximately $2,207 and $3,101 for tax work.

All Other Fees

     During 2007, the Company incurred no additional fees from our accountants, Pender Newkirk & Company.

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

                                         GETTING READY CORPORATION

Dated:  December 26, 2007                By:	/s/Glenn L. Halpryn
                                         ------------------------------------
                                         Chief Executive Officer


Dated:  December 26, 2007                By:	/s/Alan Jay Weisberg
                                         ------------------------------------
                                         Chief Financial Officer

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

Dated:  December 26, 2007           /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chief Executive Officer

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

Dated:  December 26, 2007           /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Chief Financial Officer

                                                                Exhibit 32

CERTIFICATION PURSUANT TO RULE 13a-14(b) AND SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (SUBSECTIONS (a) AND (b) OF SECTION 1350, TITLE 18, UNITED STATES CODE)

     In connection with the Annual Report on Form 10-KSB of Getting Ready Corporation for the period ended September 30, 2007, as filed with the Securities and Exchange Commission (the "Report"), we, Glenn L. Halpryn, Chief Executive Officer of Getting Ready Corporation, and Alan Jay Weisberg, Chief Financial Officer of Getting Ready Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Getting Ready Corporation.




Dated:  December 26, 2007           /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chief Executive Officer


Dated:  December 26, 2007           /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Chief Financial Officer
















A signed original of this written statement required by Section 906 has been provided to Getting Ready Corporation and will be retained by Getting Ready Corporation and furnished to the Securities and Exchange Commission or its staff upon request.