Form 10-Q
period 2007-12-31
GETTING READY CORP
filed 2008-02-13
CIK 1302554

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 Form 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                           For the Quarterly Period Ended December 31, 2007
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

     On January 28, 2008, the number of shares of outstanding Common Stock of the issuer was 18,332,896.

     Transitional Small Business Disclosure Format (check one)  Yes [] No [X]

                           GETTING READY CORPORATION
                                  FORM 10-QSB
                       QUARTER ENDED DECEMBER 31, 2007

TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements                                             1
Item 2.  Management's Discussion and Analysis or Plan of Operation        1
Item 3.  Controls and Procedures                                          3

PART II: OTHER INFORMATION
Item 1.  Legal Proceedings                                                3
Item 2.  Changes in Securities                                            3
Item 3.  Defaults upon Senior Securities                                  3
Item 4.  Submission of Matters to a Vote of Security Holders              3
Item 5.  Other Information                                                3
ITEM 6.  Exhibits                                                         4

SIGNATURES                                                                5

INDEX TO FINANCIAL STATEMENTS                                           F-1

EXHIBIT INDEX                                                             6


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

     Results of operations for the three months ended December 31, 2007, are not necessarily indicative of the results of operations expected for the year ending September 30, 2008.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion with regard to our financial condition and operating results contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current plans and expectations of Getting Ready Corporation (the "Company", "we" or "us") and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, our inability to consummate an acquisition of an operating business or, in the event that we do consummate the transaction contemplated, our ability to operate the combined business profitably.

     The discussion of our financial condition and plan of operation should be read in conjunction with our unaudited, condensed financial statements and notes thereto included elsewhere in this Report and the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

FINANCIAL RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2007

     For the quarter ended December 31, 2007, we recorded a net loss of approximately $61,900 or less than $0.01 per share. Included in the financial results for the quarter ended December 31, 2007, were professional fees of approximately $56,700 and general and administrative expenses of approximately $16,500, which together constituted our total operating expenses. We had interest income of approximately $11,250 during the quarter. From inception (November 26, 2002) through December 31, 2007, our accumulated deficit was $1,295,564.

     For the three months ended December 31, 2006, we recorded a net loss of approximately $76,200 or $0.01 per share. Our only expense for the three months ended December 31, 2006, was professional fees of approximately $79,700, and we had interest income of approximately $3,400 for the quarter.

     We do not expect to generate operating revenues or income until such time as we effect a business combination with an operating company. However, in the event we do consummate a merger or acquire an operating company, there can be no assurances that the combined operation will operate profitably.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2007, we had cash of approximately $1,037,200 and no liabilities. Our cash is invested in a certificate of deposit and money market accounts. We anticipate that the primary uses of working capital will include general and administrative expenses and costs associated with consummating our proposed business combination with Winston Laboratories, Inc., a Delaware corporation ("Winston"). We believe that we have sufficient funds to cover our expenses for at least the next twelve months.

PLAN OF OPERATION

     On November 13, 2007, we entered into a Merger Agreement and Plan of Reorganization (the "Agreement") with Winston and Winston Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company ("Merger Sub"). In connection with the Agreement, Dr. Phillip Frost and certain other investors invested $5 million in Winston in exchange for shares of preferred stock of Winston and warrants to acquire preferred stock. In addition, Dr. Frost and certain other investors (the "New Investors"), including Glenn L. Halpryn and Noah Silver who are officers and directors of the Company, expect to invest an additional $4 million in Winston at the time the merger is consummated.

     Under the terms of the Agreement, at the closing of the merger, each common share of Winston will be converted into approximately 17.51 shares of our common stock and each share of preferred stock of Winston will be converted into approximately .01751 shares of our preferred stock, each such preferred share being convertible into 1,000 shares of our common stock. As a result of the merger, it is expected that our stockholders will receive approximately 2.6% of the combined company on a fully diluted basis and the New Investors will own convertible preferred stock representing approximately 24.4% of the combined company on a fully diluted basis. The holders of Winston common stock, which holders include the New Investors, will receive approximately 97% of the combined company on a fully-diluted basis. In addition, at the closing, the New Investors who received Winston warrants will receive five-year warrants entitling them to purchase up to 10% of the common equity of the combined company on a fully diluted basis.

     The merger is subject to customary closing conditions, including the condition that the merger be approved by Winston stockholders. In addition, the merger is subject to the condition that Winston shall have closed on the additional $4 million investment and issued shares of Winston Series B preferred stock to such investors in Winston. Subject to these and other conditions, we expect the merger to close during the second quarter of 2008, but there can be no assurance that the merger will in fact close.

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

     Winston's flagship compound is Civamide, a TRPV-1 (transient receptor potential vanilloid-1) receptor modulator, which Winston believes provides exceptionally long-lasting analgesic activity. A single oral dose of civamide, for example, provides effective analgesia for at least 7 days in a variety of animal pain models. Winston is engaged in late-stage development of civamide for various pain indications, and submitted its marketing authorization application in Europe in January 2008 for a topical formulation for relief of osteoarthritis pain (the "Topical Formulation")

     During 2008 Winston intends to submit marketing authorization applications for the Topical Formulation in Canada and North America, but there can be no assurances that the applications will be made during the time period that is currently planned.

ITEM 3.  CONTROLS AND PROCEDURES

     As of December 31, 2007, our Chief Executive Officer and our Chief Financial Officer evaluated the Company's disclosure controls and procedures, and they concluded that the Company maintains effective disclosure controls and procedures. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS

         (a)      Exhibits.

                  Exhibit 2.1 Merger Agreement and Plan of Reorganization among the Company, Winston and Merger Sub, dated as of November 13, 2007 (incorporated by reference to Exhibit
                  2.1 in the Company's Current Report on Form 8-K filed with the SEC on November 19, 2007).

                  Exhibit 31.1  Certification of Chief Executive
                  Officer pursuant to Rule 13a-14(a)

                  Exhibit 31.2  Certification of Chief Financial
                  Officer pursuant to Rule 13a-14(a)

                  Exhibit 32  Certification pursuant to Rule 13a-14(b) and
                  Section 1350, Title 18, United States Code)

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GETTING READY CORPORATION
                                   (Registrant)

Dated: February 12, 2008             By: /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chairman, Chief Executive Officer
                                    and President
                                    (Principal Executive Officer)

Dated: February 12, 2008             By: /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Chief Financial Officer
                                    (Principal Financial and
                                      Accounting Officer)

INDEX TO FINANCIAL STATEMENTS

                                                                       Pages

Condensed Balance Sheet as of December 31, 2007 (Unaudited)              F-2

Condensed Statements of Operations for the Three Months
     Ended December 31, 2007 and 2006 and the period
     November 26, 2002 (Inception) to December 31, 2007 (Unaudited)      F-3

Condensed Statement of Changes in Stockholders' Equity for the
     Three Months Ended December 31, 2007 and the period November
     26, 2002 (Inception) to December 31, 2007 (Unaudited)           F-4-F-7

Condensed Statements of Cash Flows for the Three Months
     Ended December 31, 2007 and 2006 and the period November 26,
     2002 (Inception) to December 31, 2007 (Unaudited)              F-8-F-10

Notes to Condensed Financial Statements (Unaudited)                F-11-F-14

GETTING READY CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEET

                                                         December 31, 2007
ASSETS                                                        (UNAUDITED)
                                                        -------------------
Current assets:
    Cash                                                     $ 1,037,177
    Prepaids                                                       2,186
                                                             ------------
Total Current Assets                                           1,039,363
                                                             ------------
TOTAL ASSETS                                                 $ 1,039,363
                                                             ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Total current liabilities                                            -

Commitments and Contingencies

Stockholders' equity:
   Preferred stock; $0.001 par value, 1,000,000 shares
     authorized, none issued and outstanding                         -
   Common stock; $0.001 par value, 499,000,000 shares
     authorized, 18,332,896 shares issued and outstanding         18,333
   Additional paid-in capital                                  2,316,594
   Deficit accumulated during the development stage           (1,295,564)
                                                             ------------
Total stockholders' equity                                     1,039,363
                                                             ------------
Total liabilities and stockholders' equity                   $ 1,039,363
                                                             ============

See accompanying notes to unaudited condensed financial statements.

GETTING READY CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                          FOR THE PERIOD FROM
                                                 FOR THE THREE MONTHS               NOVEMBER 26, 2002
                                                  ENDED DECEMBER 31,                    (INCEPTION) TO
                                                   2007        2006                 DECEMBER 31, 2007
                                              -----------   -----------           ----------------------
Operating Expenses:
Depreciation and amortization                  $      -      $      -                   $    31,514
Offering cost expense                                 -             -                       120,392
Professional fees                                  56,695        79,652                     754,558
General and administrative                         16,490           -                       369,548
                                               -----------   -----------                ------------
Total Operating Expenses                           73,185        79,652                   1,276,012
                                               -----------   -----------                ------------
Loss from Operations                              (73,185)      (79,652)                 (1,276,012)
                                               -----------   -----------                ------------
Other Income (Expense):
Interest income                                    11,250         3,409                      46,127
Interest expense                                      -             -                       (65,679)
                                               -----------   -----------                ------------
Total Other Income (Expense), net                  11,250         3,409                     (19,552)
                                               -----------   -----------                ------------
Net Loss                                       $  (61,935)   $  (76,243)                $(1,295,564)
                                               ===========   ===========                ============

Net Loss per share - Basic and Diluted         $    (0.00)   $    (0.01)                $     (0.19)
                                               ===========   ===========                ============

Weighted average number of shares
outstanding during the period - basic
and diluted                                    18,332,896     6,073,094                   6,850,875
                                               ===========   ===========                ============

See accompanying notes to unaudited condensed financial statements.

                                      F-3

GETTING READY CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                             For the Three Months Ended December 31, 2007
                         and for the Period from November 26, 2002 (Inception)
                                         To December 31, 2007
                                              (Unaudited)

                                                                                     Prepaid
                                   Common Stock                         Deficit      Services
                                                                      Accumulated      Paid
                                                         Additional     During         With
                                                          Paid in     Development     Common     Stock
                                   Shares      Amount     Capital        Stage        Stock     Payable      Total
                                  ---------   --------  ----------   -------------  ---------- ---------   ----------

Issuance of common stock to
founders at par, November 2002    3,701,072    $ 3,701    $ (3,701)     $    -         $   -      $ -          $    -

Authorization of stock to
founder at par, November 2002	           -            -        (740)          -             -        740             -

Issuance of common stock for
cash, December 2002 ($0.47/share)   105,744        106      49,894           -             -        -          $ 50,000

Net loss for the period ended
September 30, 2003                      -          -           -          (33,185)         -        -           (33,185)
                                  ---------   --------    --------     -------------  ---------- ---------    ----------
Balance, September 30, 2003       3,806,816    $ 3,807    $ 45,453      $ (33,185)     $   -      $ 740        $ 16,815

Issuance of common stock for
cash, January 2004*                  42,298         42      19,958            -            -        -            20,000

Issuance of common stock for
cash, May 2004 ($.135 per share)     29,609         29       3,971            -            -        -             4,000

Issuance of common stock for
cash, May 2004*	                      14,804         15       6,985            -            -        -             7,000

Issuance of common stock for
services, June 2004*                185,054        185      87,315            -        (72,917)     -            14,583

Issuance of common stock for
services, July 2004*                395,000        395     177,355            -            -        -           177,750

Issuance of common stock to
founder at par, July 2004           740,214        740         -              -            -       (740)

Amortization of prepaid services
paid with common stock                  -          -           -              -         43,750      -            43,750

Net loss for the period ended
September 30, 2004                      -          -           -         (324,543)         -        -          (324,543)
                                  ----------   --------   --------     ------------  ----------  ---------    ----------
Balance, September 30, 2004       5,213,795    $ 5,213    $341,037      $(357,728)   $ (29,167)  $  -         $ (40,645)

Amortization of prepaid services
paid with common stock                  -          -           -              -         29,167      -            29,167

Termination of agreement and
return of common stock issued
for services, April 2005           (395,000)      (395)        395            -            -        -               -

Issuance of common stock for
cash, May 2005 ($1.50 per share)     2,833           3       4,247            -            -        -             4,250

Issuance of common stock for
cash, June 2005 ($1.50 per share)      667           1         999            -            -        -             1,000

Net loss for the period ended
September 30, 2005                     -             -         -         (230,800)         -        -          (230,800)
                                 ----------   --------    --------     -------------  ---------- ---------   -----------
Balance, September 30, 2005      4,822,295     $ 4,822    $346,678      $(588,528)    $    -     $  -         $(237,028)

Issuance of common stock for
cash, October 2005
($1.50 per share)                    7,000           7      10,493            -            -        -            10,500

Issuance of common stock for
services, October 2005
($1.50 per share)                   16,666          17      24,983            -            -        -            25,000

Issuance of common stock for cash,
November 2005 ($1.50 per share)      4,033           4       6,046            -            -        -             6,050

Issuance of common stock for cash,
December 2005 ($1.50 per share)        333           0         500             -           -        -               500

Issuance of common stock for
services, December 2005
($1.50 per share)                    1,667           2       2,498             -           -        -             2,500

Issuance of common stock for cash,
January 2006 ($1.50 per share)         667           1         999             -           -        -             1,000

Issuance of common stock for
services, April 2006
($3.75 per share)                    6,667           7      24,993             -           -        -            25,000

Issuance of common stock for cash,
June 2006 ($1.20 per share)          5,000           5       5,987             -           -        -             5,992

Net loss for the period ended
September 30, 2006                     -           -           -         (464,995)         -        -          (464,995)
                                 ----------   --------    --------    -------------  ---------- ---------    -----------
Balance, September 30, 2006      4,864,328       4,864    $423,178    $(1,053,523)   $     -    $   -         $(625,481)

Issuance of common stock
for cash, December 2006
(0.1698/share)                   4,048,791       4,049     695,355            -            -        -           699,404

Issuance of common stock
for cash, March 2007
($0.06/share)                    9,349,777       9,350     557,650            -            -        -           567,000

Issuance of common stock as a
finder's fee ($0.01/share)          70,000          70         (70)           -            -        -               -

Forgiveness of related
party debt by former CEO               -           -       625,481            -            -        -           625,481






In-kind contribution for
professional fees                      -           -        15,000            -            -        -             15,000

Net loss for the period
ended September 30, 2007               -           -           -         (180,106)         -        -           (180,106)
                                -----------   -------- -----------    -------------  ---------- ---------  - ------------
Balance, September 30, 2007     18,332,896     $18,333  $2,316,594    $(1,233,629)   $     -    $   -        $ 1,101,298

Net loss for the period
ended December 31, 2007                -           -           -          (61,935)         -        -            (61,935)
                                -----------   -------- -----------    -------------  ---------- ---------  - ------------
Balance, December 31, 2007      18,332,896     $18,333  $2,316,594    $(1,295,564)   $     -    $   -        $ 1,039,363
(Unaudited)                     ===========    ======== ===========   =============  ========== =========    ============


*Common stock issued at $0.48 per share

See accompanying notes to unaudited condensed financial statements.

GETTING READY CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                 FOR THE THREE MONTHS ENDED       FOR THE PERIOD FROM
                                                                DECEMBER 31,           NOVEMBER 26, 2002 (INCEPTION)
                                                              2007        2006              TO DECEMBER 31, 2007
                                                       -------------   -------------   -----------------------------
Cash Flows from Operating Activities:
     Net Loss                                    $ (61,935)     $ (76,243)           $(1,295,564)
     Adjustments to reconcile net loss
     to net cash used in operations:
           Common stock issued for services            -              -                  317,750
           Write-off of deferred offering costs        -              -                  133,850
           Depreciation and amortization               -              -                   31,514
           In-kind contribution for
              professional fees                        -           15,000                 15,000
     Changes in operating assets and liabilities:
     (Increase) decrease in:
           Prepaids                                  6,558            -                   (2,186)
     Increase (decrease) in:
           Accounts payable                           (860)        48,388                127,890
           Accrued salaries                            -              -                  180,000
           Accrued interest payable                    -              -                   65,728
                                                -----------    -----------           ------------
     Net cash used in operating activities       $ (56,237)     $ (12,855)           $  (426,018)
                                                -----------    -----------           ------------

Cash Flows from Investing Activities:
     Purchase of property and equipment                -              -                   (4,217)
                                                -----------    -----------           ------------
     Net cash used in investing activities             -              -                   (4,217)

Cash Flows From Financing Activities:
     Proceeds from loans payable - related party       -           14,765                    510
     Increase in deferred offering costs               -              -                 (133,850)


     Proceeds from issuance of common stock            -          699,404              1,376,696
     Proceeds from issuance of notes payable           -              -                  235,556
     Repayments on notes payable                       -              -                  (11,500)
                                                -----------    -----------           ------------
     Net cash provided by financing activities         -          714,169              1,467,412
                                                -----------    -----------           ------------

Net Increase (Decrease) in Cash                    (56,237)       701,314              1,037,177

Cash at beginning of period                     $1,093,414     $      -              $       -
                                                -----------    -----------           ------------

Cash at end of period                           $1,037,177      $  701,314           $ 1,037,177
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
                                                ===========     ==========           ============

Supplemental disclosure of noncash investing and financing activities:

On December 4, 2006, the Company's CEO
forgave certain assumed liabilities
in connection with the sale of the
controlling interest in the Company to
unrelated third parties. (See Note 5)            $     -        $  625,481           $   625,481
                                                ===========     ==========           ============

Transfer of net book value of fixed assets
to CEO in exchange for reduction of
related party debt                              $      -        $     -              $     1,020
                                                ===========     ==========           ============


Cancellation of note payable and related
debt discount and deferred offering costs       $      -        $     -              $   300,000
                                                ===========     ==========           ============

Contribution of website development costs
in exchange for reduction in note payable       $      -        $     -              $    28,318
                                                ===========     ==========           ============

Stock based payment in exchange for
prepaid services                                $      -        $     -              $    72,917
                                                ===========     ==========           ============

Stock paid as finder's fee (70,000 shares)
(See Note 6)                                    $      -        $     70             $        70
                                                ===========     ==========           ============

See accompanying notes to unaudited condensed financial statements.

                              Getting Ready Corporation
                            (A Development Stage Company)
                       Notes to Condensed Financial Statements
                                 December 31, 2007
                                     Unaudited

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

    Winston Acquisition Corp. was formed as a wholly owned subsidiary of the Company for the sole purpose of the merger discussed below. This entity had no transactions during the period.

    It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made that are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

    For further information, refer to the audited financial statements and footnotes of the Company for the year ended September 30, 2007, included in the Company's Form 10-KSB.

2.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A. Nature of Operations and Liquidity

     Getting Ready Corporation (the "Company") is a development stage enterprise that was incorporated under the laws of the State of Delaware on November 26, 2002.

    The accompanying unaudited financial statements have been prepared on the basis which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited financial statements, the Company has a net loss of $61,935 and net cash used in operations of $56,237, respectively, for the three months ended December 31, 2007. The Company also has a deficit accumulated during the development stage of $1,295,564. The Company has positive working capital of $1,039,363 and has the ability to meet all obligations due over the course of the next twelve months. The Company is currently in the development stage and has not generated any operating revenues since inception.

     On November 13, 2007, the Company entered into a Merger Agreement and Plan of Reorganization with Winston Laboratories, Inc., a Delaware corporation ("Winston") and Winston Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company ("Merger Sub"). The merger is subject to customary closing conditions, including the condition that the merger be approved by Winston stockholders. The Company expects the merger to close during the second quarter of 2008, but there can be no assurance that the merger will in fact close.

    B. Use of Estimates

    In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods presented. Actual results may differ from these estimates.

    C.  Cash and Cash Equivalents

    The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. The balance exceeded the federally insured limit by $848,987 at December 31, 2007.

    The Company maintains interest bearing money market accounts and has recognized related interest income of $11,250 and $3,409 for the three months ended December 31, 2007 and 2006, respectively.

    D.  Net Loss per Share

    Basic earnings (loss) per share is computed by dividing the net income
(loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. At December 31, 2007, the Company had no outstanding common stock equivalents.

    E.  Segment Information

    The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." During 2007 and 2006, the Company only operated in one segment; therefore, segment information has not been presented.

    F.  Recent Accounting Pronouncements

    In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent's ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent's ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after

December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company must adopt these new requirements on October 1, 2009.

    In December 2007, the FASB issued SFAS 141R, Business Combinations ("SFAS 141R"), which replaces FASB SFAS 141, Business Combinations. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquired at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS 141. SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is not permitted and the standards are to be applied prospectively only. Upon adoption of this standard, there would be no impact to the Company's results of operations and financial condition for acquisitions previously completed. The adoption of this standard will impact any acquisitions completed after October 1, 2009.

    Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

    G.  Reclassifications

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

    Web site development costs capitalized since inception were $28,318. For the period from November 22, 2002 (inception) to December 31, 2007, all website development costs had been fully amortized.

5.  ACCOUNTS PAYABLE, ACCRUED LIABILITIES, LOANS PAYABLE AND NOTES PAYABLE

    In connection with the sale of a controlling interest in the Company in December 2006 to unrelated third parties, the Company's former CEO assumed all outstanding debt aggregating $625,481. Subsequently, these debts were forgiven and charged to additional paid-in capital, as this was in substance a capital transaction with a related party. Accordingly, no gain or loss was recognized. (See Notes 3 and 6)

6.  STOCKHOLDERS' EQUITY

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

                                EXHIBIT INDEX


Exhibit No.          Description

   31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

   31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

   32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

                                                                Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

     I, Glenn L. Halpryn, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Getting Ready Corporation;
     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
     4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:
     a) Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
     5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated:  February 12, 2008            /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chief Executive Officer and President

                                                                Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

     I, Alan Jay Weisberg, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Getting Ready Corporation;
     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
     4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:
     a) Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
     5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated:  February 12, 2008            /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Chief Financial Officer

                                                                Exhibit 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

     In connection with the Quarterly Report on Form 10-QSB of Getting Ready Corporation for the period ended December 31, 2007, as filed with the Securities and Exchange Commission (the "Report"), we, Glenn L. Halpryn, Chief Executive Officer and President of Getting Ready Corporation, and Alan Jay Weisberg, Chief Financial Officer of Getting Ready Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Getting Ready Corporation.




Dated:  February 12, 2008            /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chief Executive Officer and President


Dated:  February 12, 2008            /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Chief Financial Officer
















A signed original of this written statement required by Section 906 has been provided to Getting Ready Corporation and will be retained by Getting Ready Corporation and furnished to the Securities and Exchange Commission or its staff upon request.