Form 10-Q
period 2008-03-31
GETTING READY CORP
filed 2008-05-15
CIK 1302554

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended         March 31, 2008
                               ------------------------------------------

                                      or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________________ to __________________

Commission File No.             333-132578
                   ------------------------------------------------------

                         GETTING READY CORPORATION
-------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

         Delaware                                        30-0132755
-------------------------------------------------------------------------
(State or other jurisdiction of                       IRS Employer
incorporation or organization)                        Identification No.)

4400 Biscayne Boulevard, Suite 950, Miami, Florida               33137
-------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                  (305) 573-4112
---------------------------------------------------------------------------
                (Registrant's Telephone Number, including area code)

---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.               Yes [X] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
     Large accelerated filer [ ]                      Accelerated filer [ ]
     Non-accelerated filer [ ] (Do not check if a smaller reporting company)
                                              Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act.)                            Yes [X] No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On April 21, 2008, the number of shares of outstanding Common Stock of the issuer was 18,332,896.

                           GETTING READY CORPORATION
                                   FORM 10-Q
                       QUARTER ENDED MARCH 31, 2008

TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements                                      F-1-F-14
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    1
Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                                    N/A
Item 4.  Controls and Procedures                                          4

PART II: OTHER INFORMATION
Item 1.  Legal Proceedings                                                4
Item 1A. Risk Factors                                                   N/A
Item 2.  Unregistered Sales of Equity Securities and
         Use of Proceeds                                                  4
Item 3.  Defaults upon Senior Securities                                  4
Item 4.  Submission of Matters to a Vote of Security Holders              4
Item 5.  Other Information                                                5
ITEM 6.  Exhibits                                                         5

SIGNATURES                                                                6

EXHIBIT INDEX                                                             7


GETTING READY CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEET

                                                            March 31, 2008              September 30, 2007
ASSETS                                                        (Unaudited)                   (Audited)
                                                        ----------------------      -----------------------
Current assets:
    Cash                                                     $   951,981                $ 1,093,414
    Prepaids                                                      22,100                      8,745
                                                             ------------               ------------
Total Current Assets                                             974,081                  1,102,159
                                                             ------------               ------------
TOTAL ASSETS                                                 $   974,081                $ 1,102,159
                                                             ============               ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts Payable                                         $       -                  $       860
                                                             ------------               ------------
Total current liabilities                                            -                          860

Commitments and Contingencies
Stockholders' equity:
   Preferred stock; $0.001 par value, 1,000,000 shares
     authorized, none issued and outstanding                         -                          -
   Common stock; $0.001 par value, 499,000,000 shares
     authorized, 18,332,896 shares issued and outstanding         18,333                     18,333
   Additional paid-in capital                                  2,316.594                  2,316,594
   Deficit accumulated during the development stage           (1,360,846)                (1,233,628)
                                                             ------------               ------------
Total stockholders' equity                                       974,081                  1,101,299
                                                             ------------               ------------
Total liabilities and stockholders' equity                   $   974,081                $ 1,102,159
                                                             ============               ============
See accompanying notes to unaudited condensed financial statements.

                                                    F-1

GETTING READY CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                                        FOR THE PERIOD FROM
                                            FOR THE THREE MONTHS       FOR THE SIX MONTHS           NOVEMBER 26, 2002
                                               ENDED MARCH 31,            ENDED MARCH 31,             (INCEPTION) TO
                                              2008        2007            2008        2007            MARCH 31, 2008
                                         -----------  -----------   -----------  -----------     ----------------------
Operating Expenses:
Depreciation and amortization             $       -     $       -     $       -     $       -           $     31,514
Offering cost expense                             -             -             -             -                120,392
Professional fees                              56,630        65,502       113,326       144,485              811,188
General and administrative                     18,048         8,207        34,538         8,877              387,596
                                          ------------  ------------  ------------  ------------        -------------
Total Operating Expenses                       74,678        73,709       147,864       153,362            1,350,690
                                          ------------  ------------  ------------  ------------        -------------
Loss from Operations                          (74,678)      (73,709)     (147,864)     (153,362)          (1,350,690)
                                          ------------  ------------  ------------  ------------        -------------
Other Income (Expense):
Interest income                                 9,396         2,737        20,646         6,146               55,523
Interest expense                                  -             -             -             -                (65,679)
                                          ------------  ------------  ------------  ------------        -------------
Total Other Income (Expense), net               9,396         2,737        20,646         6,146              (10,156)
                                          ------------  ------------  ------------  ------------        -------------
Net Loss                                  $   (65,282)  $   (70,972)  $  (127,218)  $  (147,216)        $ (1,360,846)
                                          ============  ============  ============  ============        =============

Net Loss per share - Basic and Diluted    $     (0.00)  $     (0.01)  $     (0.01)  $     (0.02)        $      (0.18)
                                          ============  ============  ===========  ============        =============

Weighted average number of shares
outstanding during the period - basic
and diluted                                18,332,896    10,021,983    18,332,896     8,025,846            7,379,385
                                          ============  ============  ===========  ============        =============

See accompanying notes to unaudited condensed financial statements.

                                                    F-2

GETTING READY CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                             For the Years Ended September 30, 2007 and 2006,
                          and for the Period from November 26, 2002 (Inception)
                                             To March 31, 2008
                                                (Unaudited)

                                                                                     Prepaid
                                     Common Stock                       Deficit      Services
                                    $0.001 Par Value                  Accumulated      Paid
                                    ----------------     Additional     During         With                  Total
                                                          Paid in     Development     Common     Stock    Stockholders'
                                   Shares      Amount     Capital        Stage        Stock     Payable     Equity
                                  ---------   --------  ----------   -------------  ---------- ---------  -------------

Issuance of common stock to
founders at par, November 2002    3,701,072    $ 3,701    $ (3,701)     $    -         $   -      $ -          $    -

Authorization of stock to
founder at par, November 2002	           -            -        (740)          -             -        740             -

Issuance of common stock for
cash, December 2002 ($0.47/share)   105,744        106      49,894           -             -        -          $ 50,000

Net loss for the period ended
September 30, 2003                      -          -           -          (33,185)         -        -           (33,185)
                                  ---------   --------    --------     -------------  ---------- ---------    ----------
Balance, September 30, 2003       3,806,816    $ 3,807    $ 45,453      $ (33,185)     $   -      $ 740        $ 16,815

Issuance of common stock for
cash, January 2004*                  42,298         42      19,958            -            -        -            20,000

Issuance of common stock for
cash, May 2004 ($.135 per share)     29,609         29       3,971            -            -        -             4,000

Issuance of common stock for
cash, May 2004*	                      14,804         15       6,985            -            -        -             7,000

Issuance of common stock for
services, June 2004*                185,054        185      87,315            -        (72,917)     -            14,583

Issuance of common stock for
services, July 2004*                395,000        395     177,355            -            -        -           177,750

Issuance of common stock to
founder at par, July 2004           740,214        740         -              -            -       (740)            -

Amortization of prepaid services
paid with common stock                  -          -           -              -         43,750      -            43,750

Net loss for the period ended
September 30, 2004                      -          -           -         (324,543)         -        -          (324,543)
                                  ----------   --------   --------     ------------  ----------  ---------    ----------
Balance, September 30, 2004       5,213,795    $ 5,213    $341,037      $(357,728)   $ (29,167)  $  -         $ (40,645)

Amortization of prepaid services
paid with common stock                  -          -           -              -         29,167      -            29,167

Termination of agreement and
return of common stock issued
for services, April 2005           (395,000)      (395)        395            -            -        -               -

Issuance of common stock for
cash, May 2005 ($1.50 per share)     2,833           3       4,247            -            -        -             4,250

Issuance of common stock for
cash, June 2005 ($1.50 per share)      667           1         999            -            -        -             1,000

Net loss for the period ended
September 30, 2005                     -             -         -         (230,800)         -        -          (230,800)
                                 ----------   --------    --------     -------------  ---------- ---------   -----------
Balance, September 30, 2005      4,822,295     $ 4,822    $346,678      $(588,528)    $    -     $  -         $(237,028)

Issuance of common stock for
cash, October 2005
($1.50 per share)                    7,000           7      10,493            -            -        -            10,500

Issuance of common stock for
services, October 2005
($1.50 per share)                   16,666          17      24,983            -            -        -            25,000

Issuance of common stock for cash,
November 2005 ($1.50 per share)      4,033           4       6,046            -            -        -             6,050

Issuance of common stock for cash,
December 2005 ($1.50 per share)        333           0         500             -           -        -               500

Issuance of common stock for
services, December 2005
($1.50 per share)                    1,667           2       2,498             -           -        -             2,500

Issuance of common stock for cash,
January 2006 ($1.50 per share)         667           1         999             -           -        -             1,000

Issuance of common stock for
services, April 2006
($3.75 per share)                    6,667           7      24,993             -           -        -            25,000

Issuance of common stock for cash,
June 2006 ($1.20 per share)          5,000           5       5,987             -           -        -             5,992

Net loss for the period ended
September 30, 2006                     -           -           -         (464,995)         -        -          (464,995)
                                 ----------   --------    --------    -------------  ---------- ---------    -----------
Balance, September 30, 2006      4,864,328       4,864    $423,178    $(1,053,523)   $     -    $   -         $(625,481)

Issuance of common stock
for cash, December 2006
(0.1698/share)                   4,048,791       4,049     695,355            -            -        -           699,404

Issuance of common stock
for cash, March 2007
($0.06/share)                    9,349,777       9,350     557,650            -            -        -           567,000

Issuance of common stock as a
finder's fee ($0.01/share)          70,000          70         (70)           -            -        -               -

Forgiveness of related
party debt by former CEO               -           -       625,481            -            -        -           625,481






In-kind contribution for
professional fees                      -           -        15,000            -            -        -             15,000

Net loss for the period
ended September 30, 2007               -           -           -         (180,106)         -        -           (180,106)
                                -----------   -------- -----------    -------------  ---------- ---------  - ------------
Balance, September 30, 2007     18,332,896      18,333   2,316,594     (1,233,629)         -        -          1,101,298

Net loss for the period
ended December 31, 2007                -           -           -          (61,935)         -        -            (61,935)
                                -----------   -------- -----------    -------------  ---------- ---------  - ------------
Balance, December 31, 2007      18,332,896      18,333   2,316,594     (1,295,564)         -        -          1,039,363
                                -----------   -------- -----------    -------------  ---------- ---------  - ------------
Net loss for the period
ended March 31, 2008                   -           -           -          (65,282)         -        -            (65,282)
                                -----------   -------- -----------    -------------  ---------- ---------  - ------------
Balance, March 31, 2008         18,332,896     $18,333  $2,316,594    $(1,360,846)   $     -    $   -        $   974,081
(Unaudited)                     ===========    ======== ===========   =============  ========== =========    ============


*Common stock issued at $0.48 per share

See accompanying notes to unaudited condensed financial statements.

GETTING READY CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                  FOR THE SIX MONTHS ENDED       FOR THE PERIOD FROM
                                                                  MARCH 31,           NOVEMBER 26, 2002 (INCEPTION)
                                                              2008        2007                TO MARCH 31, 2008
                                                       -------------   -------------   -----------------------------
Cash Flows from Operating Activities:
     Net Loss                                    $(127,218)     $(147,216)            $(1,360,846)
     Adjustments to reconcile net loss
     to net cash used in operations:
           Common stock issued for services            -              -                   317,750
           Write-off of deferred offering costs        -              -                   133,850
           Depreciation and amortization               -              -                    31,514
           In-kind contribution for
              professional fees                        -           15,000                  15,000
     Changes in operating assets and liabilities:
     (Increase) decrease in:
           Prepaids                                (13,355)       (21,862)       -        (22,100)
     Increase (decrease) in:
           Accounts payable                           (860)        33,091                 127,890
           Accrued salaries                            -              -                   180,000
           Accrued interest payable                    -              -                    65,728
                                                -----------    -----------           ------------
     Net cash used in operating activities        (141,433)      (120,987)               (511,214)
                                                 ----------    -----------           -------------

Cash Flows from Investing Activities:
     Purchase of property and equipment                -              -                    (4,217)
                                                -----------    -----------           -------------
     Net cash used in investing activities             -              -                    (4,217)

Cash Flows From Financing Activities:
     Proceeds from loans payable - related party       -              -                       510
     Increase in deferred offering costs               -              -                  (133,850)


     Proceeds from issuance of common stock            -        1,266,404               1,376,696
     Proceeds from issuance of notes payable           -              -                   235,556
     Repayments on notes payable                       -              -                   (11,500)
                                                -----------    -----------           ------------
     Net cash provided by financing activities         -        1,266,404               1,467,412
                                                -----------    -----------           ------------

Net Increase (Decrease) in Cash                   (141,433)     1,145,417                 951,981

Cash at beginning of period                     $1,093,414     $      -              $        -
                                                -----------    -----------           ------------

Cash at end of period                           $  951,981     $1,145,417            $    951,981
                                                ===========    ===========           ============

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

                              Getting Ready Corporation
                            (A Development Stage Company)
                       Notes to Condensed Financial Statements
                                   March 31, 2008
                                     Unaudited

1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

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

    The accompanying unaudited financial statements have been prepared on the basis which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited financial statements, the Company has a net loss of $127,218 and net cash used in operations of $141,433 for the six months ended March 31, 2008. The Company also has a deficit accumulated during the development stage of $1,360,846. The Company has positive working capital of $974,081 and has the ability to meet all obligations due over the course of the next twelve months. The Company is currently in the development stage and has not generated any operating revenues since inception.

     On November 13, 2007, the Company entered into a Merger Agreement and Plan of Reorganization with Winston Laboratories, Inc., a Delaware corporation ("Winston") and Winston Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company ("Merger Sub"). The merger is subject to customary closing conditions, including the condition that the merger be approved by Winston stockholders. The Company expects the merger to close during the third quarter of 2008, but there can be no assurance that the merger will in fact close.

    B. Use of Estimates

    In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods presented. Actual results may differ from these estimates.

    C.  Cash and Cash Equivalents

    The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. The balance exceeded the federally insured limit by $805,564 at March 31, 2008.

    The Company maintains interest bearing money market accounts and has recognized related interest income of $20,646 and $6,146 for the six months ended March 31, 2008 and 2007, respectively.

    D.  Net Loss per Share

    Basic earnings (loss) per share is computed by dividing the net income
(loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. During the periods presented, the Company had no outstanding common stock equivalents.

    E.  Segment Information

    The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." During 2008 and 2007, the Company only operated in one segment; therefore, segment information has not been presented.

    F.  Recent Accounting Pronouncements

    In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements", which clarifies the principle that fair value should be based on the assumption that market participants would use when pricing an asset or liability. It also defines fair value and establishes a hierarchy that prioritizes the information used to develop assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect SFAS No. 157 to have a material impact on its financial position, results of operations or cash flows.

    In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 155" ("SFAS 159"). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and
(iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on the Company's financial statements. The adoption of SFAS No. 159 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

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

    Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

    G.  Reclassifications

    Certain amounts in the year 2007 financial statements have been reclassified to conform to the year 2008 presentation. These reclassifications had no effect on the financial position, results of operations or cash flows.

3.  EQUIPMENT

    During the year ended September 30, 2006, equipment with a net book value of $1,020 was transferred to the Company's former CEO in exchange for a reduction of related debt. The debt was subsequently assumed by the Company's former CEO and forgiven. (See Notes 5 and 6)

4.  WEBSITE DEVELOPMENT COSTS

    Website development costs capitalized since inception were $28,318. All of these costs had been fully amortized during the year ended September 30, 2005.

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

7.  AMENDMENT OF CERTIFICATE OF INCORPORATION

        On February 27, 2008, the Company's Board of Directors and, on February 28, 2008, the holders of 9,912,190 shares or 54.2% of the Company's common stock approved an amendment to the Certificate of Incorporation (a) to increase the number of authorized shares of capital stock to 1,150,000,000 shares, consisting of 900 million shares of Common Stock, $0.001 par value, and 250 million shares of Preferred Stock, $0.001 par value, and (b) to clarify the terms of the Preferred Stock by describing in the Certificate of Incorporation the rights of the Board of Directors to designate the rights, preferences and designations of series of the Preferred Stock (the "Amendment"). This action will become effective on the date of filing the Amendment with the Delaware Secretary of State.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The unaudited, condensed financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-K and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (including all normal recurring adjustments) necessary for a fair presentation of the financial information for the interim periods reported have been made.

     Results of operations for the three months and six months ended March 31, 2008, are not necessarily indicative of the results of operations expected for the year ending September 30, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The discussion of our financial condition should be read in conjunction with our unaudited, condensed financial statements and notes thereto included elsewhere in this Report and the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

FINANCIAL RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2008

     For the quarter ended March 31, 2008, we recorded a net loss of approximately $65,300 or less than $0.01 per share. Included in the financial results for the quarter ended March 31, 2008, were professional fees of approximately $56,600 and general and administrative expenses of approximately $18,000, which together constituted our total operating expenses. We had interest income of approximately $9,400 during the quarter. From inception (November 26, 2002) through March 31, 2008, our accumulated deficit was $1,360,846.

     For the three months ended March 31, 2007, we recorded a net loss of approximately $71,000 or $0.01 per share. Our expenses for the three months ended March 31, 2007, consisted of professional fees of approximately $65,500 and general and administrative expenses of approximately $8,200, and we had interest income of approximately $2,700 for the quarter.

FINANCIAL RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 2008

     For the six months ended March 31, 2008, we recorded a net loss of approximately $127,200 or $0.01 per share. The financial results for the six months included professional fees of approximately $113,300 and general and administrative expenses of approximately $34,500, which together constituted our total operating expenses, and we had interest income of approximately $20,600.

     For the six months ended March 31, 2007, we recorded a net loss of approximately $147,200 or $0.02 per share. Our professional fees were approximately $144,500 and our general and administrative expenses were approximately $8,900, and we had interest income of approximately $6,100 during this period.

     We have never generated operating revenues or income and cannot expect to do so until such time as we effect a business combination with an operating company. However, in the event we do consummate a merger or acquire an operating company, there can be no assurances that the combined operation will operate profitably.

LIQUIDITY

     As of March 31, 2008, we had cash of approximately $952,000 and no liabilities. Our cash is invested in a certificate of deposit and money market accounts. We anticipate that the primary uses of working capital will include general and administrative expenses and costs associated with consummating our proposed business combination with Winston Laboratories, Inc., a Delaware corporation ("Winston"). We believe that we have sufficient funds to cover our expenses for at least the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

     We have no off-balance sheet arrangements and no contractual obligations. Our liabilities consist solely of current accounts payable, which were $0.00 at March 31, 2008.

OUR PROPOSED MERGER

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

     The merger is subject to customary closing conditions, including the condition that the merger be approved by Winston stockholders. In addition, the merger is subject to the condition that Winston shall have closed on the additional $4 million investment and issued shares of Winston Series B preferred stock to such investors in Winston. Subject to these and other conditions, we expect the merger to close during the third quarter of 2008, but there can be no assurance that the merger will in fact close.

     We intend to carry on the business of Winston after the merger, and we expect to retain substantially all of Winston's current management. All of our directors except Glenn L. Halpryn and Dr. Lockshin will resign and will be replaced with directors selected by Winston. The business plan and operations of Winston will be our operations as a result of the merger.

     The combined company will be renamed Winston Pharmaceuticals, Inc. and will be headquartered in Vernon Hills, Illinois, where Winston is currently located.

     Winston was incorporated in Delaware in 1998 and focuses on major pain indications as well as on niche markets, where there is still significant need for pain management options. Winston's products span a range of pain indications, including episodic cluster headache, chronic daily headache, osteoarthritis, neuropathic pain, cancer pain and post-operative pain.

     Winston's flagship compound is Civamide, a TRPV-1 (transient receptor potential vanilloid-1) receptor modulator, which Winston believes provides exceptionally long-lasting analgesic activity. A single oral dose of civamide, for example, provides effective analgesia for at least 7 days in a variety of animal pain models. Winston is engaged in late-stage development of civamide for various pain indications, and submitted its marketing authorization application in Europe in January 2008 for a topical formulation for relief of osteoarthritis pain (the "Topical Formulation").

     During 2008 Winston intends to submit marketing authorization applications for the Topical Formulation in Canada and North America, but there can be no assurances that the applications will be made during the time period that is currently planned.

ITEM 3.  CONTROLS AND PROCEDURES

     As of March 31, 2008, our Chief Executive Officer and our Chief Financial Officer evaluated the Company's disclosure controls and procedures, and they concluded that the Company maintains effective disclosure controls and procedures. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008.

     Disclosure controls and procedures mean the methods designed to ensure that information that the Company is required to disclose in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods required. Our controls and procedures are designed to ensure that all information required to be disclosed is accumulated and communicated to our management to allow timely decisions regarding disclosure. Our controls and procedures are also designed to provide reasonable assurance of the reliability of our financial reporting and accurate recording of our financial transactions.

     Controls and procedures, however well designed and operated, can provide only reasonable, not absolute, assurance that the system's objectives will be met. There are inherent limitations in all control systems, and no evaluation of controls can provide absolute assurance that all gaps or instances of fraud have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that simple errors or mistakes can occur.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On February 27, 2008, our Board of Directors and, on February 28, 2008, the holders of 9,912,190 shares or 54.2% of our common stock approved an amendment to our Certificate of Incorporation (a) to increase the number of authorized shares of our capital stock to 1,150,000,000 shares, consisting of 900 million shares of Common Stock, $0.001 par value, and 250 million shares of Preferred Stock, $0.001 par value, and (b) to clarify the terms of our Preferred Stock by describing in our Certificate of Incorporation the rights of the Board of Directors to designate the rights, preferences and designations of series of the Preferred Stock (the "Amendment"). This action will become effective on the date of filing the Amendment with the Delaware Secretary of State in accordance with the relevant sections of the Delaware General Corporation Law.

ITEM 5. OTHER INFORMATION

        We have not made any material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS

         (a)      Exhibits.

                  Exhibit 31.1  Certification of Chief Executive
                  Officer pursuant to Rule 13a-14(a)

                  Exhibit 31.2  Certification of Chief Financial
                  Officer pursuant to Rule 13a-14(a)

                  Exhibit 32  Certification pursuant to Rule 13a-14(b) and
                  Section 1350, Title 18, United States Code

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GETTING READY CORPORATION
                                   (Registrant)

Dated: May 12, 2008                  By: /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chairman, Chief Executive Officer
                                    and President
                                    (Principal Executive Officer)

Dated: May 12, 2008                  By: /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Chief Financial Officer
                                    (Principal Financial and
                                      Accounting Officer)

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

   31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

   32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

                                                                Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

     I, Glenn L. Halpryn, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Getting Ready Corporation;
     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated:  May 12, 2008                /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chief Executive Officer and President

                                                                Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

     I, Alan Jay Weisberg, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Getting Ready Corporation;
     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated:  May 12, 2008                /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Chief Financial Officer

                                                                Exhibit 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

     In connection with the Quarterly Report on Form 10-Q of Getting Ready Corporation for the period ended March 31, 2008, as filed with the Securities and Exchange Commission (the "Report"), we, Glenn L. Halpryn, Chief Executive Officer and President of Getting Ready Corporation, and Alan Jay Weisberg, Chief Financial Officer of Getting Ready Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Getting Ready Corporation.




Dated:  May 12, 2008                /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chief Executive Officer and President


Dated:  May 12, 2008                /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Chief Financial Officer
















A signed original of this written statement required by Section 906 has been provided to Getting Ready Corporation and will be retained by Getting Ready Corporation and furnished to the Securities and Exchange Commission or its staff upon request.