Form 10-Q
period 2008-06-30
GETTING READY CORP
filed 2008-08-13
CIK 1302554

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended         June 30, 2008
                               ------------------------------------------

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

On August 8, 2008, the number of shares of outstanding Common Stock of the issuer was 18,332,896.

                           GETTING READY CORPORATION
                                   FORM 10-Q
                       QUARTER ENDED JUNE 30, 2008

TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements                                      F-1-F-15
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    1
Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                                    N/A
Item 4.  Controls and Procedures                                          4

PART II: OTHER INFORMATION
Item 1.  Legal Proceedings                                                5
Item 1A. Risk Factors                                                   N/A
Item 2.  Unregistered Sales of Equity Securities and
         Use of Proceeds                                                  5
Item 3.  Defaults upon Senior Securities                                  5
Item 4.  Submission of Matters to a Vote of Security Holders              5
Item 5.  Other Information                                                5
ITEM 6.  Exhibits                                                         5

SIGNATURES                                                                6

EXHIBIT INDEX                                                             7


GETTING READY CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEET

                                                             June 30, 2008             September 30, 2007
ASSETS                                                        (Unaudited)                   (Audited)
                                                        ----------------------      -----------------------
Current assets:
    Cash                                                     $   928,077                $ 1,093,414
    Prepaids                                                      15,470                      8,745
                                                             ------------               ------------
Total Current Assets                                             943,547                  1,102,159
                                                             ------------               ------------
TOTAL ASSETS                                                 $   943,547                $ 1,102,159
                                                             ============               ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts Payable                                         $    16,331                $       860
                                                             ------------               ------------
Total current liabilities                                         16,331                        860

Commitments and Contingencies
Stockholders' equity:
   Preferred stock; $0.001 par value, 1,000,000 shares
     authorized, none issued and outstanding                         -                          -
   Common stock; $0.001 par value, 499,000,000 shares
     authorized, 18,332,896 shares issued and outstanding         18,333                     18,333
   Additional paid-in capital                                  2,316,594                  2,316,594
   Deficit accumulated during the development stage           (1,407,711)                (1,233,628)
                                                             ------------               ------------
Total stockholders' equity                                       927,216                  1,101,299
                                                             ------------               ------------
Total liabilities and stockholders' equity                   $   943,547                $ 1,102,159
                                                             ============               ============
See accompanying notes to unaudited condensed financial statements.

                                                    F-1

GETTING READY CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                                        FOR THE PERIOD FROM
                                            FOR THE THREE MONTHS       FOR THE NINE MONTHS          NOVEMBER 26, 2002
                                               ENDED JUNE 30,            ENDED JUNE 30,              (INCEPTION) TO
                                              2008        2007          2008        2007              JUNE 30, 2008
                                         -----------  -----------   -----------  -----------     ----------------------
Operating Expenses:
Depreciation and amortization             $       -     $       -     $       -     $       -           $     31,514
Offering cost expense                             -             -             -             -                120,392
Professional fees                              39,603        23,381       152,929       158,589              850,791
General and administrative                     14,029        19,563        48,567        37,717              401,625
                                          ------------  ------------  ------------  ------------        -------------
Total Operating Expenses                       53,632        42,944       201,496       196,306            1,404,322
                                          ------------  ------------  ------------  ------------        -------------
Loss from Operations                          (53,632)      (42,944)     (201,496)     (196,306)          (1,404,322)
                                          ------------  ------------  ------------  ------------        -------------
Other Income (Expense):
Interest income                                 6,767        16,069        27,413        22,216               62,290
Interest expense                                  -             -             -             -                (65,679)
                                          ------------  ------------  ------------  ------------        -------------
Total Other Income (Expense), net               6,767        16,069        27,413        22,216               (3,389)
                                          ------------  ------------  ------------  ------------        -------------
Net Loss                                  $   (46,865)  $   (26,875)  $  (174,083)  $  (174,090)        $ (1,407,711)
                                          ============  ============  ============  ============        =============

Net Loss per share - Basic and Diluted    $     (0.00)  $     (0.00)  $     (0.01)  $     (0.02)        $      (0.18)
                                          ============  ============  ===========  ============        =============

Weighted average number of shares
outstanding during the period - basic
and diluted                                18,332,896    18,332,896    18,332,896    11,461,529            7,861,382
                                          ============  ============  ===========  ============        =============

See accompanying notes to unaudited condensed financial statements.

                                                    F-2

GETTING READY CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                             For the Years Ended September 30, 2007 and 2006,
                          and for the Period from November 26, 2002 (Inception)
                                             To June 30, 2008
                                                (Unaudited)

                                                                                     Prepaid
                                     Common Stock                       Deficit      Services
                                    $0.001 Par Value                  Accumulated      Paid
                                    ----------------     Additional     During         With                  Total
                                                          Paid in     Development     Common     Stock    Stockholders'
                                   Shares      Amount     Capital        Stage        Stock     Payable     Equity
                                  ---------   --------  ----------   -------------  ---------- ---------  -------------

Issuance of common stock to
founders at par, November 2002    3,701,072    $ 3,701    $ (3,701)     $    -         $   -      $ -          $    -

Authorization of stock to
founder at par, November 2002	           -            -        (740)          -             -        740             -

Issuance of common stock for
cash, December 2002 ($0.47/share)   105,744        106      49,894           -             -        -          $ 50,000

Net loss for the period ended
September 30, 2003                      -          -           -          (33,185)         -        -           (33,185)
                                  ---------   --------    --------     -------------  ---------- ---------    ----------
Balance, September 30, 2003       3,806,816    $ 3,807    $ 45,453      $ (33,185)     $   -      $ 740        $ 16,815

Issuance of common stock for
cash, January 2004*                  42,298         42      19,958            -            -        -            20,000

Issuance of common stock for
cash, May 2004 ($.135 per share)     29,609         29       3,971            -            -        -             4,000

Issuance of common stock for
cash, May 2004*	                      14,804         15       6,985            -            -        -             7,000

Issuance of common stock for
services, June 2004*                185,054        185      87,315            -        (72,917)     -            14,583

Issuance of common stock for
services, July 2004*                395,000        395     177,355            -            -        -           177,750

Issuance of common stock to
founder at par, July 2004           740,214        740         -              -            -       (740)            -

Amortization of prepaid services
paid with common stock                  -          -           -              -         43,750      -            43,750

Net loss for the period ended
September 30, 2004                      -          -           -         (324,543)         -        -          (324,543)
                                  ----------   --------   --------     ------------  ----------  ---------    ----------
Balance, September 30, 2004       5,213,795    $ 5,213    $341,037      $(357,728)   $ (29,167)  $  -         $ (40,645)

Amortization of prepaid services
paid with common stock                  -          -           -              -         29,167      -            29,167

Termination of agreement and
return of common stock issued
for services, April 2005           (395,000)      (395)        395            -            -        -               -

Issuance of common stock for
cash, May 2005 ($1.50 per share)     2,833           3       4,247            -            -        -             4,250

Issuance of common stock for
cash, June 2005 ($1.50 per share)      667           1         999            -            -        -             1,000

Net loss for the period ended
September 30, 2005                     -             -         -         (230,800)         -        -          (230,800)
                                 ----------   --------    --------     -------------  ---------- ---------   -----------
Balance, September 30, 2005      4,822,295     $ 4,822    $346,678      $(588,528)    $    -     $  -         $(237,028)

Issuance of common stock for
cash, October 2005
($1.50 per share)                    7,000           7      10,493            -            -        -            10,500

Issuance of common stock for
services, October 2005
($1.50 per share)                   16,666          17      24,983            -            -        -            25,000

Issuance of common stock for cash,
November 2005 ($1.50 per share)      4,033           4       6,046            -            -        -             6,050

Issuance of common stock for cash,
December 2005 ($1.50 per share)        333           0         500             -           -        -               500

Issuance of common stock for
services, December 2005
($1.50 per share)                    1,667           2       2,498             -           -        -             2,500

Issuance of common stock for cash,
January 2006 ($1.50 per share)         667           1         999             -           -        -             1,000

Issuance of common stock for
services, April 2006
($3.75 per share)                    6,667           7      24,993             -           -        -            25,000

Issuance of common stock for cash,
June 2006 ($1.20 per share)          5,000           5       5,987             -           -        -             5,992

Net loss for the period ended
September 30, 2006                     -           -           -         (464,995)         -        -          (464,995)
                                 ----------   --------    --------    -------------  ---------- ---------    -----------
Balance, September 30, 2006      4,864,328       4,864    $423,178    $(1,053,523)   $     -    $   -         $(625,481)

Issuance of common stock
for cash, December 2006
(0.1698/share)                   4,048,791       4,049     695,355            -            -        -           699,404

Issuance of common stock
for cash, March 2007
($0.06/share)                    9,349,777       9,350     557,650            -            -        -           567,000

Issuance of common stock as a
finder's fee ($0.01/share)          70,000          70         (70)           -            -        -               -

Forgiveness of related
party debt by former CEO               -           -       625,481            -            -        -           625,481






In-kind contribution for
professional fees                      -           -        15,000            -            -        -             15,000

Net loss for the period
ended September 30, 2007               -           -           -         (180,105)         -        -           (180,105)
                                -----------   -------- -----------    -------------  ---------- ---------  - ------------
Balance, September 30, 2007     18,332,896      18,333   2,316,594     (1,233,628)         -        -          1,101,299
                                -----------   -------- -----------    -------------  ---------- ---------  - ------------
Net loss for the period
ended June 30, 2008                    -           -           -         (174,083)         -        -           (174,083)

Balance June 30, 2008           18,332,896      18,333  $2,316,594    $(1,407,711)   $     -    $   -        $  (927,216)
(Unaudited)                     ===========    ======== ===========   =============  ========== =========    ============


*Common stock issued at $0.48 per share

See accompanying notes to unaudited condensed financial statements.

GETTING READY CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                  FOR THE NINE MONTHS ENDED       FOR THE PERIOD FROM
                                                                  JUNE 30,           NOVEMBER 26, 2002 (INCEPTION)
                                                              2008        2007                TO JUNE 30, 2008
                                                       -------------   -------------   -----------------------------
Cash Flows from Operating Activities:
     Net Loss                                    $(174,083)     $(174,090)           $(1,407,711)
     Adjustments to reconcile net loss
     to net cash used in operations:
           Common stock issued for services            -              -                   317,750
           Write-off of deferred offering costs        -              -                   133,850
           Depreciation and amortization               -              -                     31,514
           In-kind contribution for
              professional fees                        -           15,000                   15,000
     Changes in operating assets and liabilities:
     (Increase) decrease in:
           Prepaids                                 (6,725)       (15,303)                 (15,470)
     Increase (decrease) in:
           Accounts payable                         15,471            -                    144,221
           Accrued salaries                            -              -                    180,000
           Accrued interest payable                    -              -                     65,728
                                                 ----------     ----------           ------------
     Net cash used in operating activities        (165,337)      (174,393)                (535,118)
                                                 ----------    -----------           ------------

Cash Flows from Investing Activities:
     Purchase of property and equipment                -              -                     (4,217)
                                                -----------    -----------           -------------
     Net cash used in investing activities             -              -                     (4,217)

Cash Flows From Financing Activities:
     Proceeds from loans payable - related party       -              -                        510
     Increase in deferred offering costs               -              -                   (133,850)


     Proceeds from issuance of common stock            -        1,266,404                1,376,696
     Proceeds from issuance of notes payable           -              -                    235,556
     Repayments on notes payable                       -              -                    (11,500)
                                                -----------    -----------             ------------
     Net cash provided by financing activities         -        1,266,404                1,467,412
                                                -----------    -----------             ------------

Net Increase (Decrease) in Cash                   (165,337)     1,092,011                  928,077

Cash at beginning of period                     $1,093,414     $      -                $       -
                                                -----------    -----------             ------------

Cash at end of period                           $  928,077     $1,092,011              $   928,077
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

                              Getting Ready Corporation
                            (A Development Stage Company)
                       Notes to Condensed Financial Statements
                                   June 30, 2008
                                     Unaudited

1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

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

    The accompanying unaudited financial statements have been prepared on the basis which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited financial statements, the Company has a net loss of $174,083 and net cash used in operations of $165,337 for the nine months ended June 30, 2008. The Company also has a deficit accumulated during the development stage of $1,407,711. The Company has positive working capital of $927,216 and has the ability to meet all obligations due over the course of the next twelve months. The Company is currently in the development stage and has not generated any operating revenues since inception.

     On November 13, 2007, the Company entered into a Merger Agreement and Plan of Reorganization with Winston Laboratories, Inc., a Delaware corporation ("Winston") and Winston Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company ("Merger Sub"). The merger is subject to customary closing conditions, including the condition that the merger be approved by Winston stockholders. The Company expects the merger to close during the third calendar quarter of 2008, but there can be no assurance that the merger will in fact close.

    B. Use of Estimates

    In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods presented. Actual results may differ from these estimates.

    C.  Cash and Cash Equivalents

    The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. The balance exceeded the federally insured limit by $812,326 at June 30, 2008.

    D.  Earnings per Share

    Basic earnings (loss) per share is computed by dividing the net income
(loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. At June 30, 2008 and 2007, the Company had no outstanding common stock equivalents.

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

    In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115" ("SFAS 159").

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

    In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent's ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent's ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company must adopt these new requirements on October 1, 2009. The adoption of SFAS No. 160 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

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

     In March 2008, the FASB issued SFAS No. 161 "Disclosures About Derivative Instruments and Hedging Activities-An Amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity's use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity's financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not expect its adoption will have a material impact on our financial position, results of operations or cash flows.

     In April 2008, the FASB issued FASB Staff Position ("FSP") SFAS No. 142-3, "Determination of the Useful Life of Intangible Assets". This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.
The Company is currently evaluating the impact of SFAS FSP 142-3, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

     In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

     In May 2008, the Financial Accounting Standards Board issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-An Interpretation of FASB Statement No. 60" ("SFAS 163"). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

A.   Stock Issuances

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

B.   Amendment of Certificate of Incorporation

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

     Results of operations for the three months and nine months ended June 30, 2008, are not necessarily indicative of the results of operations expected for the year ending September 30, 2008.

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

     The discussion of our financial condition should be read in conjunction with our unaudited, condensed financial statements and notes thereto included elsewhere in this Report and the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007, which was filed with the Securities and Exchange Commission on December 26, 2007.

FINANCIAL RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2008

     For the quarter ended June 30, 2008, we recorded a net loss of approximately $46,900 or less than $0.01 per share. Included in the financial results for the quarter ended June 30, 2008, were professional fees of approximately $39,600 and general and administrative expenses of approximately $14,000, which together constituted our total operating expenses. We had interest income of approximately $6,800 during the quarter. From inception (November 26, 2002) through June 30, 2008, our accumulated deficit was $1,407,711.

     For the three months ended June 30, 2007, we recorded a net loss of approximately $26,900 or less than $0.01 per share. Our expenses for the three months ended June 30, 2007, consisted of professional fees of approximately $23,400 and general and administrative expenses of approximately $19,600, and we had interest income of approximately $16,100 for the quarter.

     Our net loss was greater in the quarter ended June 30, 2008 than in the same quarter of the previous year as a result of higher professional fees incurred in connection with our planned merger with Winston Laboratories, Inc. In addition, our interest income was approximately $9,300 less in this quarter than in the same quarter of last year as a result of cash used for expenses while we have no operating revenues.

FINANCIAL RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 2008

     For the nine months ended June 30, 2008, we recorded a net loss of approximately $174,100 or $0.01 per share. The financial results for the nine months included professional fees of approximately $153,000 and general and administrative expenses of approximately $48,600, which together constituted our total operating expenses, and we had interest income of approximately $27,400.

     For the nine months ended June 30, 2007, we recorded a net loss of approximately $174,100 or $0.02 per share. Our professional fees were approximately $158,600 and our general and administrative expenses were approximately $37,700, and we had interest income of approximately $22,200 during this period.

     While the loss was approximately the same for the nine months ended June 30, 2008 and June 30, 2007, there were fewer outstanding shares during the nine months ended June 30, 2007, resulting in a greater loss per share. Our expenses have been relatively constant since the change of control in December 2006, and our general and administrative expenses have been minimal because we do not pay any salaries or rent.

     We have never generated operating revenues or income and cannot expect to do so until such time as we effect a business combination with an operating company. However, in the event that we do consummate our proposed merger, there can be no assurances that the combined operation will operate profitably.

LIQUIDITY

     As of June 30, 2008, we had cash of approximately $928,100 and liabilities of approximately $16,300, which consisted of current accounts payable. Our cash is invested in a certificate of deposit and money market accounts. We anticipate that the primary uses of working capital will include general and administrative expenses and costs associated with consummating our proposed business combination with Winston Laboratories, Inc., a Delaware corporation ("Winston"). We believe that we have sufficient funds to cover our expenses for at least the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

     We have no off-balance sheet arrangements and no contractual obligations. Our liabilities consist solely of current accounts payable, which were approximately $16,300 at June 30, 2008.

OUR PROPOSED MERGER

     On November 13, 2007, we entered into a Merger Agreement and Plan of Reorganization (the "Agreement") with Winston and Winston Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company ("Merger Sub"). In connection with the Agreement, Dr. Phillip Frost and certain other investors (the "Frost investors") invested $5 million in Winston in exchange for shares of preferred stock of Winston and warrants to acquire preferred stock. In addition, Dr. Frost and certain other investors (together with the Frost Investors are referred to herein as the "New Investors"), including Glenn L. Halpryn and Noah Silver who are officers and directors of the Company, expect to invest an additional $4 million in Winston before the merger is consummated.

     Under the terms of the Agreement, at the closing of the merger, each common share of Winston will be converted into approximately 17.51 shares of our common stock and each share of preferred stock of Winston will be converted into approximately .01751 shares of our preferred stock, each such preferred share being convertible into 1,000 shares of our common stock. The Agreement also provides that the Company will assume Winston's stock option plan. As of December 31 2007, Winston had outstanding 1,846,250 options to purchase 1,846,250 shares of Winston's common stock. These options, as a result of the merger, will represent options to purchase 32,332,239 shares of the Company's common stock. The Merger Agreement provides that all outstanding warrants to purchase Winston Series A Preferred Stock will be assumed by the Company and amended and converted into the right to acquire upon the exercise of such warrants an aggregate of 71,672 shares of the Company's Series A Preferred Stock. As a result of the merger, it is expected that our stockholders will receive approximately 2.6% of the combined company on a fully diluted basis and the New Investors will own convertible preferred stock representing approximately 24.4% of the combined company on a fully diluted basis. The holders of Winston common stock, options and warrants, which holders include the New Investors, will receive approximately 97.4% of the combined company on a fully-diluted basis.

     The merger is subject to customary closing conditions, including the condition that the merger be approved by Winston stockholders. In addition, the merger is subject to the condition that Winston shall have closed on the additional $4 million investment and issued shares of Winston Series B preferred stock to such investors in Winston. Subject to these and other conditions, we expect the merger to close during the third calendar quarter of 2008, but there can be no assurance that the merger will in fact close.

     We intend to carry on the business of Winston after the merger, and we expect to retain substantially all of Winston's current management. All of our directors except Glenn L. Halpryn and Dr. Curtis Lockshin will resign and will be replaced with directors selected by Winston. The business plan and operations of Winston will be our operations as a result of the merger.

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

ITEM 3.  CONTROLS AND PROCEDURES

     As of June 30, 2008, our Chief Executive Officer and our Chief Financial Officer evaluated the Company's disclosure controls and procedures, and they concluded that the Company maintains effective disclosure controls and procedures. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008.

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

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On February 27, 2008, our Board of Directors and, on February 28, 2008, the holders of 9,912,190 shares or 54.2% of our common stock approved an amendment to our Certificate of Incorporation (a) to increase the number of authorized shares of our capital stock to 1,150,000,000 shares, consisting of 900 million shares of Common Stock, $0.001 par value, and 250 million shares of Preferred Stock, $0.001 par value, and (b) to clarify the terms of our Preferred Stock by describing in our Certificate of Incorporation the rights of the Board of Directors to designate the rights, preferences and designations of series of the Preferred Stock (the "Amendment"). This action will become effective on the date of filing the Amendment with the Delaware Secretary of State in accordance with the relevant sections of the Delaware General Corporation Law. We anticipate that the Amendment will be filed during the third calendar quarter of 2008, just prior to the closing of the merger.

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

                                   GETTING READY CORPORATION
                                   (Registrant)

Dated: August 12, 2008               By: /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chairman, Chief Executive Officer
                                    and President
                                    (Principal Executive Officer)

Dated: August 12, 2008               By: /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Chief Financial Officer
                                    (Principal Financial and
                                      Accounting Officer)

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

Dated:  August 12, 2008             /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chief Executive Officer and President

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

Dated:  August 12, 2008             /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Chief Financial Officer

                                                                Exhibit 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

     In connection with the Quarterly Report on Form 10-Q of Getting Ready Corporation for the period ended June 30, 2008, as filed with the Securities and Exchange Commission (the "Report"), we, Glenn L. Halpryn, Chief Executive Officer and President of Getting Ready Corporation, and Alan Jay Weisberg, Chief Financial Officer of Getting Ready Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Getting Ready Corporation.




Dated:  August 12, 2008             /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chief Executive Officer and President


Dated:  August 12, 2008             /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Chief Financial Officer
















A signed original of this written statement required by Section 906 has been provided to Getting Ready Corporation and will be retained by Getting Ready Corporation and furnished to the Securities and Exchange Commission or its staff upon request.