Form 10-Q
period 2008-09-30
GETTING READY CORP
filed 2008-11-12
CIK 1302554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-51314
Getting Ready Corporation
(Exact name of registrant as specified in its charter)

Delaware	30-0131755

(State or other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

100 North Fairway Drive, Suite 134
Vernon Hills, Illinois	60061

(Address of Principal Executive Offices)	(Zip Code)
(847) 362-8200
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-accelerated Filer	☑ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 12, 2008, 440,851,441 shares of the registrant’s Common Stock were issued and outstanding.

GETTING READY CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Getting Ready Corporation and Subsidiary
UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,497,261	$4,481,611
Accounts receivable	6,910	50,000
Related party receivable	24,043	14,785
Prepaid and other current assets	26,097	8,073

	5,554,311	4,554,469

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $160,410 at September 30, 2008 and $157,161 at December 31, 2007	20,319	8,966
INTANGIBLE ASSETS, NET	22,516	23,714
OTHER ASSETS	4,314	4,314

TOTAL ASSETS	$5,601,460	$4,591,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$865,923	$491,560
Accrued expenses and other current liabilities	532,059	254,250

Total current liabilities	1,397,982	745,810

Long Term Liabilities	—	—

Total liabilities	1,397,982	745,810

Commitments and Contingencies

Series A, Convertible Preferred Stock	—	5,000,000

Stockholders’ equity
Preferred Stock, $.001 par value, 250,000,000 shares authorized
Series A, Convertible 101,849 shares issued and outstanding at September 30, 2008 and December 31, 2007	102	—
Series B, Convertible 73,332 and 0 shares issued and outstanding at September 30, 2008 and December 31, 2007	73	—
Common stock, $.001 par value, 900,000,000 shares authorized 440,851,441 and 422,518,545 shares issued and outstanding at September 30, 2008 and at December 31, 2007	440,852	23,936
Additional paid-in capital	49,223,358	40,407,753
Accumulated deficit	(45,460,907)	(41,586,036)

Total stockholders’ equity (deficit)	4,203,478	(1,154,347)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,601,460	$4,591,463

See accompanying notes

Getting Ready Corporation and Subsidiary
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended September 30		Nine Months ended September 30
	2008	2007	2008	2007
REVENUES
Royalty revenues	$6,911	$275,000	$106,904	$725,000

EXPENSES
Research and development	607,613	362,606	2,629,815	832,718
General and administrative	516,622	247,379	1,415,465	774,616
Depreciation and amortization	2,473	1,121	6,178	8,523

Total operating expenses	1,126,708	611,106	4,051,458	1,615,857

Loss from operations	(1,119,797)	(336,106)	(3,944,554)	(890,857)

Interest income	10,100	2,638	67,793	22,190
Other income	1,544	2,285	1,890	3,130

Other income (expenses)	11,644	4,923	69,683	25,320

Loss before income taxes	(1,108,153)	(331,183)	(3,874,871)	(865,537)
Income Taxes
Current	—	—	—	—
Deferred	—	—	—	—

Income Taxes	—	—	—	—

NET LOSS	$(1,108,153)	$(331,183)	$(3,874,871)	$(865,537)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	423,514,898	440,482,191	422,853,087	440,831,843

See accompanying notes

Getting Ready Corporation and Subsidiary
UNAUDITED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2008 and 2007

	2008	2007
Cash flows from operating activities
Net loss	$(3,874,871)	$(865,537)
Depreciation and amortization	6,178	8,523
Stock option expense for non-employee directors and employees	—	2,851
Changes in:
Accounts receivable	43,090	(191,156)
Related party receivable	(9,258)	(43,825)
Prepaid and other current assets	(9,184)	17,594
Other assets	—	22,001
Accounts payable	374,363	(24,961)
Accrued expenses and other current liabilities	277,809	(147,067)

Net cash used in operating activities	(3,191,873)	(1,221,577)

Cash flows from investing activities
Purchases of equipment	(14,603)	—
Purchases of intangibles assets	(1,730)	—
Purchase of minority interest in subsidiary	—	(10,000)

Net cash used in investing activities	(16,333)	(10,000)
Cash flows from financing activities
Cash received upon consummation of merger	477,067	—
Issuance of common stock	—	346,500
Costs incurred in connection with merger	(250,000)	—
Issuance of preferred stock, net of issuance cost	3,996,789	—
Purchase and cancellation of common stock	—	(225,000)

Net Cash provided by financing activities	4,223,856	121,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,015,650	(1,110,077)
Cash and cash equivalents at beginning of period	4,481,611	1,312,345

Cash and cash equivalents at end of period	$5,497,261	$202,268

Supplemental disclosures of cash flow information
Interest paid	$—	$—

Income taxes paid	$—	$—

Supplemental disclosures of noncash investing and financing information
Repurchase and elimination of minority interest in subsidiary	$—	$173,920

The Merger between Getting Ready Corporation and Winston Laboratories, Inc. was consummated on September 25, 2008. The Merger was accounted for as a “reverse merger,” since as a result of the Merger the shareholders of Winston own a majority of the outstanding shares of the common stock of the Company. At the date of consummation of the Merger, Getting Ready Corporation had $477,067 in cash, approximately $8,800 in assets and no liabilities, which amounts are reflected in the amounts shown on the Company’s balance sheet as of September 30, 2008. For further information, please refer to Note 1.
See accompanying notes

Getting Ready Corporation Subsidiary
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
Effective November 13, 2007, Getting Ready Corporation (“GRC”), entered into a definitive Merger Agreement and Plan of Reorganization (the “Merger Agreement”) with Winston Laboratories, Inc., a Delaware corporation (“Winston”), Winston Acquisition Corp., a Delaware corporation (“Merger Sub”), which is a wholly-owned subsidiary of GRC. Pursuant to the Merger Agreement, on September 25, 2008, Winston became a wholly-owned subsidiary of GRC (the “Merger”). At the closing of the Merger:
•
all of the issued and outstanding capital stock of Winston, consisting of 23,937,358 shares of common stock, par value $0.001 per share, 5,815,851 shares of the Winston Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), and 4,187,413 shares of the Winston Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred Stock”), was exchanged for 422,518,545 shares of the Company’s common stock, par value $0.001 per share (at an exchange ratio of 17.65101 shares of Company common stock per share of Winston common stock), 101,849 shares of the Company’s Series A and 73,332 shares of the Company’s Series B Preferred Stock (at an exchange ratio of .01751238 shares of GRC preferred stock per share of Winston preferred stock);

•	GRC assumed Winston’s stock option plans;

•	Winston’s outstanding 1,643,750 options to purchase 1,643,750 shares of Winston’s common stock were converted to options to purchase 29,013,848 shares of GRC’s common stock; and

•
all outstanding warrants to purchase Winston Series A Preferred Stock were assumed by GRC and converted into the right to acquire, expiring November 13, 2012, upon the exercise of such warrants, an aggregate of 71,672 shares of GRC’s Series A Preferred Stock at a price per share of $49.09.

Prior to the closing of the Merger, GRC had 18,332,896 shares of common stock issued and outstanding and, subsequent to the Merger, GRC had 440,851,441 shares of common stock issued and outstanding. GRC had no shares of Series A or Series B Preferred Stock outstanding prior to the Merger. The Merger was accounted for as a reverse merger for accounting purposes with Winston as the accounting acquirer.
The accompanying unaudited consolidated financial statements of Getting Ready Corporation and its wholly owned subsidiary Winston Laboratories, Inc. (collectively, the “Company”) include all adjustments, consisting of normal recurring adjustments and accruals, that in the opinion of the management of the Company are necessary for a fair presentation of the Company’s financial position as of September 30, 2008 and the results of operations and cash flows for the three and nine months ended September 30, 2008 and 2007. These unaudited consolidated financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2007, included in the Company’s Form 8-K filed on October 1, 2008.
The accompanying unaudited consolidated financial statements include a consolidated balance sheet of GRC and Winston as of September 30, 2008, and audited consolidated balance sheet of Winston Laboratories, Inc. as of December 31, 2007. The accompanying unaudited consolidated statements of operations and cash flows for the three and nine months ended September 30, 2008 includes the results of operations of Winston for the entire period presented and of GRC from September 25, 2008 through September 30, 2008. All share information is presented after giving effect to the per share conversion ratios which took place upon completion of the Merger.
Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be achieved for the full year ending on December 31, 2008.

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 developed a two-step process to evaluate a tax position and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted this interpretation on July 1, 2008. The Company has not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company files tax returns in all appropriate jurisdictions. The open tax years are those years ending December 31, 2005 to December 31, 2007, which statutes expire in 2009-2011. As of September 30, 2008, the Company has no liability for unrecognized tax benefits. The adoption and implementation of FIN 48 had no effect on the Company’s results of operations, net loss or basic and diluted loss per share for the period ended September 30, 2008.
The Company recognizes interest and penalties related to uncertain tax positions as income tax expense as incurred. No expense for interest and penalties was recognized for the three and nine months ended September 30, 2008.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. This Statement is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material impact on our fair value measurements.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have any impact on our results of operations or financial position.
In June 2007, the FASB ratified a consensus opinion reached by the EITF on EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). The guidance in EITF 07-3 requires us to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered or the services are no longer expected to be performed, we would be required to expense the related capitalized advance payments. EITF 07-3 is effective for fiscal years beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after the commencement of that fiscal year. Early adoption is not permitted. Retrospective application of EITF 07-3 also is not permitted. The Company adopted EITF 07-3 effective January 1, 2008, and the adoption had no effect on its financial position, results of operations or cash flows and consequently had no material effect on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (FAS 141(R)). This Statement provides greater consistency in the accounting and financial reporting for business combinations. FAS 141(R) establishes new disclosure requirements and, among other things, requires the acquiring entity in a business combination to record contingent consideration payable, to expense transaction costs, and to recognize all assets acquired and liabilities assumed at acquisition-date fair value. This standard is effective for the beginning of our first fiscal year beginning after December 15, 2008. FAS 141(R) will have a significant impact on the accounting for any of our future business combinations after the effective date and will impact financial statements both on the acquisition date and subsequent periods.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (FAS 160). FAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the minority or noncontrolling interests in a subsidiary or variable interest entity and for the deconsolidation of a subsidiary or variable interest entity. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. FAS 160 is effective for the beginning of our first fiscal year beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We do not expect the adoption of this standard to have a material impact on our financial position or results of operations.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (or SFAS 161). This statement revises the requirements for the disclosure of derivative instruments and hedging activities that include the reasons a company uses derivative instruments, how derivative instruments and related hedged items are accounted under SFAS 133 and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 will be effective in the fourth quarter of fiscal 2009. We are currently evaluating the impact of adopting SFAS 161 and do not anticipate a material effect on our financial position or results of operations.
NOTE 3 — EARNINGS PER SHARE
Basic EPS is computed by dividing income (loss) attributable to common stockholders by the weighted average number of commons shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon conversion of convertible preferred shares and the exercise of stock options and warrants and unvested shares granted to employees.

	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007
Denominator:
Weighted average common shares outstanding — basic and diluted	423,514,898	440,482,191	422,853,087	440,831,843

Loss per common share — basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

The Company’s Basic EPS and Diluted EPS is identical as inclusion of the incremental common shares attributable upon conversion of convertible preferred shares and the exercise of stock options and warrants and unvested shares granted to employees would have been anti-dilutive.

NOTE 4 — TECHNOLOGY LICENSE AGREEMENTS
In February 2006, the Company entered into a technology license agreement with Sirius Laboratories, Inc. (“Sirius”). Several large stockholders in the Company had significant stock holdings in Sirius until March 10, 2006, when Sirius was acquired by DUSA Pharmaceuticals, Inc. Two officers of the Company served on Sirius’ board of directors but resigned their directorships in 2007. Under the terms of the license agreement, the Company granted Sirius an exclusive license to the proprietary rights of certain products (first marketed as Micanol® and then later as Psoriatec®) containing the active pharmaceutical ingredient, anthralin. The agreement provided for minimum annual royalties of $300,000 through February, 2008 and an option to purchase all right to the product for $750,000. In January 2008, the license agreement was extended until September 30, 2008 by mutual consent and the extension provides for a continuation of the 25% royalty on net sales, but eliminates the minimum royalty and the purchase option. Under the technology license agreement, the Company recorded royalty revenue of $0 and $75,000 for three months ended September 30, 2008 and 2007, respectively, and $34,847 and $225,000 for the nine months ended September 30, 2008 and 2007, respectively. The License Agreement was terminated on September 30, 2008.
In February 2007, the Company’s subsidiary, Rodlen licensed a patent and certain other technology to Hi-Tech Pharmacal Co. (“Hi-Tech”) for cash consideration of two payments totaling $300,000, as well as a 10% royalty on net sales of products sold by Hi-Tech that utilize the intellectual property licensed from Rodlen for the remaining life of the related patent, reducing to 5% of net sales for four years following the expiration of the patent. This patent and technology was used in the Axsain ® product discussed in Note J. Hi-Tech does not plan to use the patent and technology to produce or market Axsain ® and did not acquire the trademark. The Company recorded royalty revenues under this agreement of $6,910 and $0 for the three months ended September 30, 2008 and 2007, respectively and $72,043 and $300,000 for the nine months ended September 30, 2008 and 2007, respectively.
On August 14, 2007, the Company entered into an exclusive technology license agreement with Exopharma, Inc., (“Exopharma”) an entity that is majority owned by the CEO of the Company and his affiliates. Under the terms of the license agreement, the Company granted Exopharma an exclusive license to the proprietary rights of certain products (≤ 0.025% civamide with the stated indication of psoriasis of the skin). In exchange, Exopharma paid the Company a license fee of $100,000 and is required to pay a 9% royalty on sales of the product. In addition, the agreement requires Exopharma to pay the Company a non-refundable payment of $250,000 upon approval of a Marketing Authorization by Exopharma on the product(s) described in the agreement. On October 27, 2008 the Company and Elorac, Inc. (aka Exopharma) mutually terminated the above license agreement. As a result of this mutual termination, the Company agreed to pay Elorac the $100,000 licensing fee paid to the Company by Elorac in November 2007, plus $5,000 in interest, in exchange for Winston retaining all the proprietary rights under the original agreement.
NOTE 5 — RELATED-PARTY TRANSACTIONS
In 2006 and 2007, the Company assisted Packer’s-Pine Corporation (“Packer’s”) with distribution of certain personal care products and administration. Packers is a corporation whose chairman is founder, president and CEO of the Company and two directors of the Company serve on the board of directors of Packer’s. Under this arrangement, Packer’s reimbursed the Company for direct costs. Amounts due from Packer’s of $4,899 and $5,554 as of September 30, 2008 and December 31, 2007, respectively, are included in related party receivables in the Company’s balance sheet. In March 2008, Packer’s merged into Exopharma, Inc., now known as Elorac Inc. Amounts due to Packer’s were $5,000 and $0 as of September 30, 2008 and December 31, 2007, and are included in accounts payable in the Company’s balance sheet.
In November 2005, Winston spun off Gideon Pharmaceuticals, Inc. (“Gideon”). Gideon received certain early-stage technologies not being actively developed by Winston, and all Winston shareholders were offered the opportunity to purchase Gideon shares on the pro-rata basis. Not all Winston shareholders purchased Gideon shares, but overlap in the shareholders of Winston and Gideon is very significant. Gideon is an independent entity and not a subsidiary of Winston; however, as part of the spin-off process, Winston did end up purchasing and maintaining a minority stake in Gideon (approximately 10.7% ownership), for the purpose of preserving the rights of those option holders in Winston prior to the Gideon spin-off. In particular, option holders in Winston prior to the spin-off of Gideon have, upon exercise of their Winston options, an opportunity to purchase a pro-rata allotment of Gideon shares. During 2006, the Company undertook certain development projects on behalf of Gideon, which were billed back to Gideon at cost. As of December 31, 2006, the Company had a receivable due from Gideon of $2,642, which was included in related party receivables on the Company’s balance sheet and was collected in full in 2007. In October 2007, in preparation for signing a merger agreement with Getting Ready Corporation, the Company’s Board of Directors voted to distribute the shares of Gideon owned by the Company on behalf of the Winston option holders on a pro-rata basis to such option holders. As of December 31, 2007, Winston had no ownership stake in Gideon although the CEO of Winston remains a significant stockholder of Gideon. Amounts due from Gideon of $19,143 and $0 as of September 30, 2008 and December 31, 2007, respectively, are included in related party receivables in the Company’s balance sheet.

NOTE 6 — INCOME TAXES
Due to the continuing operating losses, no tax benefit is being recorded. The Company continues to provide a full valuation allowance for any future tax benefits resulting from the Company’s net operating losses.
NOTE 7 — STOCK OPTION PLAN
The Company did not grant any options from January 1, 2008 through September 30, 2008. On July 28, 2008, 202,500 options were forfeited by a past Director of Winston whose right to exercise these options lapsed.
NOTE 8 — PRO FORMA
The following unaudited pro forma statements of operations assume the Merger occurred on January 1, 2007:

	Three Months ended September 30		Nine Months ended September 30
	2008	2007	2008	2007
REVENUE
Royalty revenue	$6,911	$275,000	$106,904	$725,000

EXPENSES
Research and development	607,613	362,606	2,629,815	832,718
General and administrative	971,335	266,056	1,998,498	909,946
Depreciation and amortization	2,473	1,121	6,178	8,523

Total operating expenses	1,581,421	629,783	4,634,491	1,751,187

Loss from operations	(1,574,510)	(354,783)	(4,527,587)	(1,026,187)

Interest income	14,663	15,300	88,519	53,658
Other income	1,544	2,285	1,890	3,130

Other income (expenses)	16,207	17,585	90,409	56,788

Loss before income taxes	(1,558,303)	(337,198)	(4,437,178)	(969,399)
Income Taxes
Current	—	—	—	—
Deferred	—	—	—	—

Income Taxes	—	—	—	—

NET LOSS	$(1,558,303)	$(337,198)	$(4,437,178)	$(969,399)

Net Loss Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Shares Outstanding	440,851,441	440,851,441	440,851,441	440,851,441

NOTE 9 — RECLASSIFICATIONS
In connection with the $5 million Series A Convertible Preferred Stock issuance, in the event that the Merger was not consummated at a certain date, certain holders of the Series A Convertible Preferred investment had the right, at their election, to cause Winston to repurchase its shares of Series A Convertible Preferred Stock at a price equal to $.8597 per share (“the put option”). The put option was cancelled by mutual agreement of the holders of the Series A Convertible Preferred Stock and Winston in June, 2008. In accordance with the provisions of FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and to conform to the public reporting requirements, the Series A Convertible Preferred Stock as of December 31, 2007 is presented in the mezzanine section of the accompanying balance sheet. Subsequent to the Merger, the Series A Convertible Preferred Stock was reclassified to the Equity section of the accompanying balance sheet.
Certain other reclassifications have been made to the prior year financial statements to conform to the current year presentation. These classifications had no effect on reported net loss or stockholders’ equity.
NOTE 10 — SUBSEQUENT EVENTS
On October 29, 2008, Winston filed a new drug submission (NDS) in Canada, for the first product it has developed under its technology, CIVANEX® Cream (civamide 0.075%) for the treatment of signs and symptoms of osteoarthritis.
On October 30, 2008, the Company and sanofi-aventis Canada Inc. entered into a licensing agreement for the Canadian rights to Winston’s transient receptor potential vanilloid (TRPV-1) modulator in formulations for topical application. Under the terms of the agreement, sanofi-aventis Canada Inc. owns the rights to develop, manufacture and commercialize civamide cream in Canada along with a second generation cream that is currently in development. In return for granting sanofi-aventis Canada Inc. the Canadian rights, Winston will receive an upfront payment of $1.9 million (US), an additional $2 million (CAD) upon regulatory approval of civamide cream in Canada, certain milestone payments, and future royalties on net sales of civamide or the related second generation cream in Canada.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q.
On September 25, 2008, Getting Ready Corporation (the “Company”) completed its merger (the “Merger”) with Winston Laboratories, Inc., a Delaware corporation (“Winston”) by merging the Company’s wholly-owned subsidiary into Winston. The Company intends to carry on the business of Winston as its sole line of business and it has retained all of Winston’s management. The Merger was accounted for as a reverse merger for accounting purposes with Winston as the accounting acquirer. This discussion should be read in conjunction with the audited consolidated financial statements of Winston for the fiscal years ended December 31, 2007 and December 31, 2006, included in the Company’s current report on Form 8-K filed on October 1, 2008. This discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding Winston’s expected financial position and business and financing plans. These statements involve risks and uncertainties. Winston’s actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed in the Company’s Current Report on Form 8-K filed on October 1, 2008, particularly under the headings “Forward Looking Statements” and Risk Factors,” which information is incorporated herein by reference. Except as the context may otherwise require, all references to “we,” “us,” “our” and similar expressions in this Quarterly Report on Form 10-Q refer to the Company after giving effect to the Merger.
Overview
Winston is the successor to a research and development partnership, Cisco Ltd. (“Cisco”) formed in 1992 to develop a specific novel neuroactive compound, civamide. Civamide was discovered and patented by Joel E. Bernstein, M.D., the managing general partner of Cisco and subsequently, the founder and Chief Executive Officer, or CEO, of Winston. In 1997, Cisco became Winston Laboratories LLC, which in 1998 was converted to a “C” Corporation. Winston’s initial operating funds were obtained from a rights offering in 1997 and a private equity placement in 1998. In 1999, Winston sold approximately 19% of its common stock to Bioglan Pharma Plc (“Bioglan”) for $25 million; in 2004, Bioglan’s stock ownership was subsequently reduced below 7% when it did not participate in Winston’s offering of additional shares of its common stock. In September 2007, Winston purchased all of Bioglan’s outstanding ownership in Winston from Bioglan for $225,000. Subsequent to this transaction, Winston retired all of the shares purchased from Bioglan.
In 2000, Winston established a subsidiary, Rodlen Laboratories, Inc. (“Rodlen,” formerly Oncovir Corporation). In 2001, Bioglan purchased approximately 18% of Rodlen’s outstanding common stock for $13.3 million. In 2002, Bioglan’s stock ownership in Rodlen was reduced below 3% as a result of Bioglan’s election not to participate in a Rodlen rights offering. The proceeds of this rights offering were used to acquire the Zostrix® line of over-the-counter topical analgesics. Rodlen marketed the Zostrix® product line until July 2005, when it sold the product to Hi-Tech Pharmacal Co. (“Hi-Tech”). In October 2004, Rodlen launched the marketing and sale of another topical analgesic, Axsain®, which it promoted to physicians and other health-care professionals. In June 2005, based on disappointing sales, Rodlen sharply reduced the promotion of the Axsain® product and in March 2006, Rodlen discontinued selling this product altogether. In February 2007, Rodlen licensed certain technology underlying the Axsain® product to Hi-Tech. Rodlen operated as a “virtual company” with no employees of its own. From inception to September, 2007, Rodlen was consolidated into the financial statements of Winston. In September 2007, Winston purchased all of the then outstanding ownership in Rodlen from Bioglan for $10,000. Subsequent to this transaction, all of the shares purchased from Bioglan were retired. On September 21, 2007, Rodlen was merged into Winston.
In 2005, Winston established a wholly owned UK subsidiary, Winston Laboratories Limited (“UK Ltd.”). UK Ltd. was established for the purpose of conducting work with European drug regulatory authorities, who typically require a European entity. UK Ltd. has no employees or material assets. The consolidated entity of Winston, Rodlen, and UK Ltd. is hereinafter referred to as “Winston.”

In November 2005, Winston spun off Gideon Pharmaceuticals, Inc. (“Gideon”). Gideon received certain early-stage technologies not being actively developed by Winston, and all Winston shareholders were offered the opportunity to purchase Gideon shares on a pro-rata basis. Not all Winston shareholders purchased Gideon shares, but overlap in the shareholders of Winston and Gideon is substantial. Gideon is an independent entity and not a subsidiary of Winston; however, as part of the spin-off process, Winston did end up purchasing and maintaining a minority stake in Gideon (approximately 10.7% ownership), for the purpose of preserving the rights of those option holders in Winston prior to the Gideon spin-off. In particular, option holders in Winston prior to the spin off of Gideon have, upon exercise of their Winston options, an opportunity to purchase a pro-rata allotment of Gideon shares. During 2006, Winston undertook certain development projects on behalf of Gideon, which were billed back to Gideon at cost. As of December 31, 2006, Winston had a receivable due from Gideon of $2,642, which was included in related party receivables on Winston’s balance sheet and was subsequently collected in full in 2007. In October 2007, in preparation for signing a merger agreement with the Company, Winston’s Board of Directors voted to distribute the shares of Gideon owned by Winston on behalf of the Winston option holders on a pro-rata basis to such option holders. As of December 31, 2007, Winston had no ownership stake in Gideon.
On January 30, 2006, Winston licensed to Sirius Laboratories, Inc., a company founded by Dr. Bernstein, the rights to market products containing anthralin owned by Winston, including a marketed 1% anthralin cream trade name Psoriatic®. The license had a two-year term which expired on January 31, 2008 and provided for the following key terms: (i) a 25% royalty on net sales; (ii) a $300,000 minimum royalty; and (iii) a $750,000 purchase option. This agreement was assigned by Sirius to DUSA Pharmaceuticals, Inc. following DUSA’s purchase of Sirius. This license has been extended until September 30, 2008 by mutual written consent of the parties and the extension provides for continuing of the 25% royalty on net sales but eliminates the minimum royalty and purchase option. This agreement expired on September 30, 2008.
On August 14, 2007, Winston entered into an exclusive technology license agreement with Exopharma, Inc., now known as Elorac, Inc. (“Exopharma”). Under the terms of the license agreement, Winston granted Exopharma an exclusive license to the proprietary rights of certain products (≤ 0.025% civamide with the stated indication of psoriasis of the skin). In exchange, Exopharma paid Winston a license fee of $100,000 and is required to pay a 9% royalty on sales of the product. In addition, the agreement requires Exopharma to pay Winston a non-refundable payment of $250,000 upon approval of a marketing authorization by Exopharma on the product(s) described in the agreement. On October 27, 2008 the Company and Elorac, Inc. (aka Exopharma) mutually terminated the above license agreement. As a result of this mutual termination, the Company agreed to pay Elorac the $100,000 licensing fee paid to the Company by Elorac in November 2007, plus $5,000 in interest, in exchange for Winston retaining all the proprietary rights under the original agreement.
On September 19, 2007, Winston entered into an exclusive technology license agreement with Opko Ophthalmologics, LLC, (“OPKO”). Under the terms of the license agreement, Winston granted OPKO an exclusive license to the proprietary rights of certain products (pharmaceutical compositions or preparations containing the active ingredient civamide in formulations suitable for use in the therapeutic or preventative treatment of ophthalmic conditions in humans). In exchange, OPKO paid Winston a license fee of $100,000 and is required to pay a 10% royalty on sales of the product. In addition, the agreement requires OPKO to pay Winston a non-refundable payment of $5,000,000 upon approval of a marketing authorization by OPKO on the product described in the agreement. Phillip Frost, M.D. is the Chairman and Chief Executive Officer of OPKO’s parent company, Opko Health, Inc. (“Opko Health”), and as of September 24, 2008 was the beneficial owner of 47.3% of Opko Health’s common stock. Dr. Frost is also the indirect beneficial owner of 212,603,433 shares of the Company’s common stock (29.66% of the total issued and outstanding shares), including 99,812,388 shares of common stock underlying shares of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), 70,238,374 shares of common stock underlying warrants to purchase shares of Series A Preferred Stock, and 36,665,775 shares of common stock underlying shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred Stock”). Furthermore, Subbarao Uppaluri, Ph.D., a director of the Company and the Senior Vice President — Chief Financial Officer of Opko Health, is the beneficial owner of 2,394,810 shares of the Company’s common stock (0.33% of the total issued and outstanding shares), including 1,018,503 shares of common stock underlying shares of the Company’s Series A Preferred Stock and 716,712 shares of common stock underlying warrants to purchase shares of Series A Preferred Stock.

On November 13, 2007, the Company entered into a merger agreement with Winston and Winston Acquisition Corp., the Company’s wholly-owned subsidiary, pursuant to which, upon completion of the Merger on September 25, 2008, Winston became our wholly-owned subsidiary and:
•
all of the issued and outstanding capital stock of Winston, consisting of 23,937,358 shares of common stock, par value $0.001 per share, 5,815,851 shares of the Winston Series A Convertible Preferred Stock, par value $0.001 per share (“Winston Series A Preferred Stock”), and 4,187,413 shares of the Winston Series B Convertible Preferred Stock, par value $0.001 per share (“Winston Series B Preferred Stock”), was exchanged for 422,518,545 shares of our common stock, par value $0.001 per share (at an exchange ratio of 17.65101 shares of our common stock per share of Winston common stock), 101,849 shares of our Series A Preferred Stock and 73,332 shares of our Series B Preferred Stock (at an exchange ratio of .01751238 shares of our preferred stock per share of Winston preferred stock);

•	we assumed Winston’s stock option plans;

•	Winston’s outstanding 1,643,750 options to purchase 1,643,750 shares of Winston’s common stock were converted to options to purchase 29,013,848 shares of our common stock; and

•
outstanding warrants to purchase Winston Series A Preferred Stock were assumed by us and converted into the right to acquire, expiring November 13, 2012, upon the exercise of such warrants, an aggregate of 71,672 shares of our Series A Preferred Stock at a price per share of $49.09.

Immediately following the closing of the Merger, we had outstanding 440,851,441 shares of common stock, of which 4,864,328 shares of common stock constitutes our current “public float.” Our Board of Directors recommended and our stockholders approved, an amendment to our charter to increase the number of authorized shares of our common stock from 499,000,000 shares to 900,000,000 shares to permit the conversion of all outstanding shares of our preferred stock, including shares of our preferred stock underlying outstanding warrants.
We intend to carry on the business of Winston as our sole line of business and we have retained all of Winston’s management. We have relocated our executive offices to 100 North Fairway Drive, Suite 134, Vernon Hills, Illinois 60061 and our telephone number is (847) 362-8200. We intend to change our name from Getting Ready Corporation to “Winston Pharmaceuticals, Inc.”, and have discontinued any and all prior business operations in favor of the business plan and operations of Winston, which will be our only significant operations as a result of the merger with Winston.
Winston does not currently market any products. In the past, Winston has marketed certain products, for the purpose of using the proceeds to help fund its research programs. Winston is engaged in the development of innovative products for managing and alleviating pain. After discontinuing the Zostrix ® and Axsain ® product lines, Winston has devoted most of its resources to research and development, and these activities constitute the core of its business purpose. Winston estimates that it has spent approximately 16,000 hours per year, during each of the years 2006 and 2007 on research and development activities. Winston has incurred significant operating losses since the initiation of operations in 1997 and as of December 31, 2007, had an accumulated deficit of approximately $41.6 million.
Research and Development, or R&D, expenses include costs associated with manufacturing, formulation and development of Winston’s product candidates. Also included in R&D expenses are clinical trial costs, such as investigator payments, institutional review board costs, laboratory costs, supplies, fees paid to contractors and travel. Salaries of R&D personnel are also included in R&D expenses.
Winston’s selling, general, and administrative, or SG&A, expenses consist primarily of salaries and related expenses of non-R&D employees, facilities expenses, insurance, travel, consulting fees, legal and professional fees, and general corporate expenses.

Results of Operations
For the three months ended September 30, 2008 compared to three months ended September 30, 2007

	Three Months Ended September 30,
	2008	2007
REVENUES	$6,911	$275,000

EXPENSES
Research and development	607,613	362,606
General and administrative	516,622	247,379
Depreciation and amortization	2,473	1,121

Total Operating Expenses	1,126,708	611,106

Loss from Operations	(1,119,797)	(336,106)

Interest income	10,100	2,638
Other income	1,544	2,285

Other income (expenses)	11,644	4,923

Loss before income taxes	(1,108,153)	(331,183)

Income Taxes
Current	—	—
Deferred	—	—

Income Taxes	—	—

NET LOSS	$(1,108,153)	$(331,183)

License and royalty revenue for the three months ended September 30, 2008 decreased approximately $268,000 to approximately $6,900 from approximately $275,000 for the same period in 2007. The decrease is primarily due to a $75,000 minimum quarterly license revenue payment from DUSA received in the third quarter of 2007 and $0 received from DUSA for the same period in 2008. The $75,000 minimum quarterly license revenue payment was eliminated by mutual written consent of DUSA and Winston, according to the extension agreement dated January 29, 2008. The license agreement with DUSA expired September 30, 2008. In addition, the Company received a $100,000 license revenue payment from Exopharma, Inc. and $100,000 from Opko, Inc. in the third quarter of 2007 and $0 for the same period in 2008. The 2007 license revenue payments received from Exopharma, Inc. and Opko, Inc. were made in accordance with their respective license agreements. No such payments are expected in 2008.
R&D for the three months ended September 30, 2008 increased by approximately $245,000 to approximately $608,000 from approximately $363,000 for the same period in 2007, as a result of increased spending on various European and Canadian regulatory filings, spending on the development of the Company’s products: oral capsule and patch, as well as increase in payroll due to hiring of additional clinical personnel.
Selling general and administrative expenses for the three months ended September 30, 2008 increased by approximately $269,000 to approximately $517,000 from approximately $248,000 for the same period in 2007. The increase is due largely to increased legal and accounting fees incurred in preparation for the Merger.
Interest income increased by approximately $7,500 to approximately $10,100 for the three months ended September 30, 2008 for the same period in 2007 due to increased amounts of funds on deposit.

For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

	Nine Months Ended September 30,
	2008	2007
REVENUES	$106,904	$725,000

EXPENSES
Research and development	2,629,815	832,718
General and administrative	1,415,465	774,616
Depreciation and amortization	6,178	8,523

Total Operating Expenses	4,051,458	1,615,857

Loss from Operations	(3,944,554)	(890,857)

Interest income	67,793	22,190
Other income	1,890	3,130

Other income (expenses)	69,683	25,320

Loss before income taxes	(3,874,871)	(865,537)

Income Taxes
Current	—	—
Deferred	—	—

Income Taxes	—	—

NET LOSS	$(3,874,871)	$(865,537)

License and royalty revenue for the nine months ended September 30, 2008 decreased approximately $618,000 to approximately $107,000 from $725,000 for the same period in 2007. The decrease is primarily due to a $300,000 license revenue payment from Hi-Tech received in 2007 that was not received for the same period in 2008. The decrease was also due to a change in terms of the License Agreement with DUSA that included a $75,000 minimum quarterly payment received in 2007 that was not received for same period in 2008. The license agreement with DUSA expired on September 30, 2008. In addition, the company received a $100,000 license revenue payment from Exopharma, Inc. and $100,000 from Opko, Inc. in 2007 that was not received for the same period in 2008. The 2007 license revenue payments received from Exopharma, Inc. and Opko, Inc. were made in accordance with their respective license agreements. No such payments are expected in 2008.
R&D for the nine months ended September 30, 2008 increased by approximately $1,797,000 to approximately $2,630,000 from approximately $833,000 for the same period in 2007, as a result of increased spending on the various European and Canadian regulatory filings, carcinogenicity study for the civamide cream, spending on the development of the Company’s other products: oral capsule and patch, as well as increase in payroll due to hiring of additional clinical personnel.
Selling general and administrative expenses for the nine months ended September 30, 2008 increased by approximately $641,000 to approximately $1,415,000 from approximately $774,000 for the same period in 2007. The increase is due largely to increased legal and accounting fees incurred in preparation for the Merger with the Company as well as increase in payroll due to hiring of additional administrative personnel and recruiting fees incurred.
Interest income increased by approximately $46,000 to approximately $68,000 for the nine months ended September 30, 2008 for the same period in 2007 due to increased amounts of funds on deposit.

Liquidity and Capital Resources
Since Winston’s inception, it has financed its operations through the private placement of equity securities and, to a lesser extent, through licensing revenues and product sales. Through September 30, 2008, Winston has raised approximately $54 million from the private placement of Winston and Rodlen common shares.
While the focus going forward is to improve our financial performance, we expect operating losses and negative cash flow to continue for the foreseeable future. We anticipate that our losses may increase from current levels because we expect to incur significant additional costs and expenses related to being a public company, continuing our research and development activities, filing with regulatory agencies (e.g. FDA) as well as developing new compounds and products, advertising, marketing and promotional activities, all of which will involve employing additional personnel as our business expands. Our ability to become profitable depends on our ability to develop products and to generate and sustain substantial revenue related to those products through new license and distribution agreements while maintaining reasonable expense levels.
The bulk of our expenditures are for operating activities. Our net cash used in operating activities was $2 million for the year ended December 31, 2006, $1.9 million for the year ended December 31, 2007 and $3.2 million for the nine months ended September 30, 2008. These amounts were used to fund our operating losses for the periods, adjusted for non-cash expenses and changes in operating assets and liabilities.
Our capital expenditures have historically been a small fraction of our overall expenses, since we outsource manufacturing and other capital-intensive functions. The highest annual amount of capital expenditures was $56,000 in the year ended December 31, 2004, reflecting expenditures on computer equipment, phone equipment and furniture to support a field force and increased headcount associated with an unsuccessful product launch. We do not anticipate making significant capital expenditures in the near future.
Historically, our investing activities have included the acquisition or purchase of product rights, such as Psoriatec® in 2001 and Zostrix® in 2002, the divestment of product rights, such as Zostrix® in 2005, and the acquisition or redemption of holdings in other companies, such as the preferred shares in Ovation that we redeemed in 2005.
On November 13, 2007, Winston issued 5,815,851 shares of Winston Series A Preferred Stock and warrants to purchase 4,092,636 shares of Winston Series A Preferred Stock in a private placement for an aggregate purchase price of $5.0 million. Immediately prior to consummation of the Merger, Winston issued 4,187,413 shares of Winston Series B Preferred Stock in a private placement for an aggregate purchase price of $4.0 million. All of the Winston shares and warrants issued in these transactions were exchanged for shares of the Company’s Series A and B Preferred Stock and warrants to purchase the Company’s Series A Preferred Stock upon consummation of the Merger.
As of September 30, 2008, we had cash and cash equivalents of approximately $5.5 million. Although we expect that our available funds and funds generated from our operations will be sufficient to meet our anticipated needs for 12 months, we will need and will seek to obtain additional capital to continue to operate and grow our business. Our cash requirements may vary materially from those currently anticipated due to changes in our operations, including our research and development, expansion of our personnel and the timing of our receipt of license revenues. Our ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing on terms satisfactory to us or at all.

Contractual Obligations
We lease our facilities and certain equipment under operating leases that expire through 2010. Future minimum operating lease payments at September 30, 2008, are as follows:

2008	$3,306
2009	13,224
2010	2,708
Rental expense for the nine months ended September 30, 2008 and 2007 was $82,733 and $79,241, respectively.
We enter into contracts in the normal course of business with clinical research organizations and clinical investigators, for third party manufacturing and formulation development. These contracts generally provide for termination with notice, and therefore, our management believes that our non-cancelable obligations under these agreements are not material.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, with the exception of the above noted operating leases.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a “smaller reporting company” as such term is defined in Rule 12b-2 of the Exchange Act and are exempt from making the disclosures required by this item pursuant to paragraph (e) of Item 305 of Regulation S-K.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act, including, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are currently not a party to any material legal proceedings.
Item 1A. Risk Factors
We are a “smaller reporting company” as such term is defined in Rule 12b-2 of the Exchange Act and are exempt from making the disclosures required by this item pursuant to the instructions to Item 1A of Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	We are not required to furnish the information required by paragraph (a) of this item because such information was included in our Current Report on Form 8-K filed on October 1, 2008.

(b)	Not applicable.

(c)	Not applicable.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
The disclosures required by this item were included in Item 1.01 of our Current Report on Form 8-K filed on October 1, 2008, and the disclosures under such Item 1.01 are incorporated herein by reference.

Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.

10.1*	License Agreement dated October 30, 2008 by and between Winston Laboratories, Inc. and sanofi-aventis Canada Inc.

31.1	Certification of the President and Chief Executive Officer of Getting Ready Corporation, Joel E. Bernstein, M.D., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Getting Ready Corporation, David Starr, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of the President and Chief Executive Officer of Getting Ready Corporation, Joel E. Bernstein, M.D., and the Chief Financial Officer of Getting Ready Corporation, David Starr, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, amended, and the omitted material has been separately filed with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Getting Ready Corporation
By:	/s/ Joel E. Bernstein
Joel E. Bernstein, M.D.
President and Chief Executive Officer

By:	/s/ David Starr
David Starr
Chief Financial Officer
Dated: November 12, 2008

EXHIBIT INDEX

Exhibit No.

10.1*	License Agreement dated October 30, 2008 by and between Winston Laboratories, Inc. and sanofi-aventis Canada Inc.

31.1	Certification of the President and Chief Executive Officer of Getting Ready Corporation, Joel E. Bernstein, M.D., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Getting Ready Corporation, David Starr, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of the President and Chief Executive Officer of Getting Ready Corporation, Joel E. Bernstein, M.D., and the Chief Financial Officer of Getting Ready Corporation, David Starr, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, amended, and the omitted material has been separately filed with the Securities and Exchange Commission.