Form 10-K
period 2008-12-31
Winston Pharmaceuticals, Inc.
filed 2009-03-27
CIK 1302554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 000-51314
Winston Pharmaceuticals, Inc.
(Name of registrant as specified in its charter)

Delaware	30-0132755
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 North Fairway Drive, Suite 134 Vernon Hills, IL	60061
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number (847) 362-8200
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Act:
Title of each class:
Common Stock, $.001 par value per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-accelerated Filer	☑ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 26, 2009, 55,106,364 shares of the registrant’s Common Stock were outstanding. As of June 30, 2008, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that such person whose shares are not included in such calculation is an affiliate) was $16,499,606 based on the last sale price as reported on the over-the-counter bulletin board on such date.
Document incorporated by reference: None

WINSTON PHARMACEUTICALS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

PART I
Item 1. Description of Business
Cautionary Note Regarding Forward Looking Statements
This Annual Report on Form 10-K contains certain statements that are “forward-looking” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial position and business and financing plans. These forward looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.
The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, intended or using other similar expressions.
We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Report on Form 10-K. For example, we may encounter competitive, technological, pharmacological, financial and business challenges making it more difficult than expected to continue to develop and market our products; the market may not accept our existing and future products; we may not be able to retain our customers; we may be unable to retain existing key management personnel; and there may be other material adverse changes in our operations or business. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, expenditure or other budgets, which may in turn affect our financial position and results of operations. For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof. We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise, except as required by law.
Executive Overview
On September 25, 2008, Getting Ready Corporation (the “Company”) completed its merger (the “Merger”) with Winston Laboratories, Inc., a Delaware corporation (“Winston”), by merging the Company’s wholly-owned subsidiary into Winston. The Company is carrying on the business of Winston as its sole line of business and it has retained all of Winston’s management. The Merger was accounted for as a reverse merger for accounting purposes with Winston as the accounting acquirer. Effective as of November 17, 2008, the Company changed its name to Winston Pharmaceuticals, Inc. Unless the context otherwise requires, all references to “we,” “us,” “our” or the “Company” shall mean the combined entity that is the Company and Winston after the effective date of the Merger.
Our common stock is currently quoted on the OTC Bulletin Board, or OTCBB, sponsored by the National Association of Securities Dealers, Inc. under the symbol “WPHM.” The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information.
Winston was incorporated in July 1998 as a specialty pharmaceutical company and is engaged in the discovery and development of products for pain management. Its core proprietary technology affects the functioning of certain neurotransmitters that control and mediate pain transmission. Based on this technology, Winston is developing products that reduce pain transmission from peripheral receptors along nerve pathways to the brain. Winston focuses on major pain indications such as osteoarthritis, chronic daily headache, migraine headache, and neuropathic pain syndromes, which have estimated worldwide market sizes of $10 billion (Analyst Research), $5 billion (Analyst Research), $4 billion (Analyst Research) and $4 billion (Datamonitor, Commercial Insight: Neuropathic Pain, July 2006), respectively, as well as niche indications that have limited or no products currently available.

Pain Management Market
Pain is a worldwide problem with serious health and economic consequences. The medical effort to treat pain, known as pain management, addresses a large and under-served market. Pain in the hospital is associated with increased length of stay, longer recovery times and poorer patient outcomes, all of which have health care quality and cost implications. Decision Resources, an international research/analyst firm, estimates that the worldwide prescription market for pain drugs totaled $27 billion in 2006. In the United States:
•	Decision Resources estimates that nearly $17 billion was spent in 2006 on prescription pain drugs;

•
approximately 25 million Americans experience acute pain each year due to injury or surgery, according to the American Pain Society, as published in 2006 by Medtech Insight (a division of Windhover Information, Inc., that provides business information and intelligence on new trends, technologies, and companies in the medical device, diagnostics, and biotech marketplace); and

•	approximately 50 million Americans suffer from chronic pain, according to the American Pain Society.
According to a 2007 Global Market for Pain Management Drug and Devices Report by BCC Research, the global pain management market is anticipated to grow at a compounded annual growth rate of 5.6 percent through 2012.
Analgesic Drugs
Drugs that treat pain are referred to as analgesics, and the type of analgesic selected for treatment depends principally upon the severity of the pain. For mild pain, weak analgesics such as acetaminophen or non-steroidal anti-inflammatory drugs, or NSAIDs, such as ibuprofen are used. For moderate pain, NSAIDs, weak opioids such as codeine or short-acting formulations of strong opioids may be used. Severe pain requires strong opioids such as morphine, oxycodone, hydrocodone or fentanyl.
Shortcomings of Current Pain Management
Despite widespread clinical use of drugs for pain, pain management remains less than optimal due to a variety of factors, including:
•
Insufficient efficacy. Opioids, the current standard of care for severe pain originating from a painful stimulus, or nociceptive pain, reduce pain less than 50 percent in a majority of situations. Neuropathic pain is difficult to treat with existing analgesics because of the differing types of nerves and organs involved in, and types of injuries causing, this kind of pain. Neuropathic pain does not respond to treatment with NSAIDs and responds poorly to treatment with opioids at doses that do not impair the ability of patients to live reasonably active lifestyles.

•
Lack of site specificity. Most analgesics, including opioids and NSAIDs, are given orally or by intravenous infusion and thereby subject the patient to high circulating concentrations of drug, even though most types of pain are experienced in discrete parts of the body. Opioids must be given by mouth or infusion because they provide pain relief by acting on nerves all over the body: in the spinal cord, in the brain and at the site of injury. As a consequence, opioids do not provide site-specific pain relief because their action is not targeted specifically to the area of the body that is experiencing pain. Moreover, circulating drugs cause side effects at parts of the body unrelated to the perception of pain. Although there are currently means of delivering site-specific analgesia, such as by injection of short-acting anesthetics into joints such as the ankle or knee, these techniques are reserved to provide relatively short-term anesthesia prior to surgery and are not appropriate for long-term pain relief.

•
Occurrence of side effects. NSAIDs may cause gastrointestinal ulcers, and between 10,000 and 20,000 patients die each year from gastrointestinal bleeding believed to be related to the use of NSAIDs. Use of opioids is associated with nausea and vomiting in many patients. High-dose opioids cause sedation and may also cause respiratory depression, or a decrease in the ability to breathe spontaneously. Opioids used chronically can cause severe constipation that leads many patients to stop using them, and opioids may sometimes cause severe itching. Drugs used to treat neuropathic pain frequently cause sedation and problems with coordination.

•	Need for frequent dosing. Drugs used to treat neuropathic pain require frequent dosing that makes their use inconvenient, often leading to reduced patient compliance.
•	Slow onset of pain relief. This slow onset, as well as poor efficacy, is due to the poor penetration of skin by the anesthetics used in these products.
•
Potential to cause physical dependence. Opioids, when used chronically, can cause physical dependence. Fear of physical dependence often influences clinicians to prescribe less than adequate doses of opioid analgesics. Similar fears lead many patients to refuse opioid analgesics.

Given doctors’ and patients’ desire to achieve adequate control of pain, and the significant shortcomings associated with existing treatments, doctors and patients often struggle to find an appropriate balance between pain relief and adverse side effects. With both over- and under-treatment of pain, patients may be suffering unnecessarily, have poor quality of life and have difficulty meeting their social, familial and work-related commitments.

Winston Product Pipeline
Winston has developed multiple proprietary formulations and uses of civamide and doxepin hydrochloride, two agents that affect a variety of neuroactive chemical transmitters that convey primary sensory input (e.g., pain) from the periphery to the central nervous system. Winston’s focus on neurotransmitter-active compounds has generated several of its most important product candidates. A common feature of these product candidates is the use of an active ingredient that depletes or interferes with the action of a neuroactive transmitter (e.g., substance P (SP), calcitonin gene-related peptide (CGRP), histamine, serotonin), thereby decreasing the ability of sensory fibers or nerve ganglia to transmit or receive sensory stimuli and mediate inflammatory reactions. SP is believed to be the principal neurotransmitter of pain.
Civamide is a proprietary TRPV-1 (transient receptor potential vanilloid receptor) receptor modulator, and doxepin hydrochloride is a potent histamine receptor blocker and serotonin reuptake inhibitor. Civamide is being developed in several different dosage forms for a variety of painful conditions. Doxepin is being developed in a nasal solution for prophylaxis and treatment of chronic daily headache.

LATE-STAGE PRODUCT PIPELINE
				U.S.
Product/	Dosage		Development	Market Size
Compound	Form	Product Indication(s)	Status in U.S. , Canada and Europe	($MM)
Civamide	Topical (Cream)	• Treatment of Osteoarthritis	• MAA (EU) filed 1/08	5,000

			• NDS (Canada) filed 11/08
			• File NDA Q2 09

Civamide	Oral Capsule	• Treatment of Chronic Neuropathic Pain	• In Phase I, Phase II Q3 09	3,000

		Treatment of Cancer Pain	• In Phase I, Phase II Q3 09	850
		Treatment of Post-Surgical Pain		3,000

Civamide	Patch	• Treatment of Neuropathic Pain	• Phase I Completed	3,000

			• In Phase II

Civamide	Nasal Solution	• Treatment of PHN of the Trigeminal Nerve	• Phase II/III	50

		• Prophylaxis of Episodic Cluster Headache	• In Phase III	2,000
		• Treatment of Dry Eye	• Start Phase II Q2 09	1,000

Doxepin hydrochloride	Nasal Solution	• Prophylaxis of Chronic Daily Headache	• Phase IIa Completed	2,500
Civamide
Civamide, a synthetically produced, proprietary new chemical entity, is the active ingredient in several of Winston’s product candidates. Civamide produces analgesia by decreasing the activity of sensory neurons. Civamide appears to affect preferentially type-C neurons by specific binding to a membrane receptor, the TRPV-1 receptor, which is coupled to an action channel. The specificity of civamide for type-C neurons limits its sensory effects to the inhibition of pain transmission unlike local anesthetics, which act to block the activity of all sensory neurons, thereby impairing all sensations including touch, pressure, heat, and vibration, in addition to pain signals.
Initial applications of civamide cause a transient release of SP from type-C neurons and probably account for the transient burning sensation that is often felt following initial applications of civamide. Civamide has also been shown to inhibit the synthesis of SP and reduce axonal transport of granules containing SP from the cell body to the nerve terminals. These effects may likely contribute to the analgesic effects of civamide by reducing the amount of SP available for release. The analgesic effect of civamide is completely reversible, since after administration of civamide is discontinued, SP stores gradually return to normal and neuronal sensitivity to noxious stimuli returns. However, in animal and human studies, civamide has a very long duration of analgesic activity, with a single dose or one-week course of treatment providing weeks of effective analgesic activity. In human studies to date, civamide has not exhibited systemic toxicity. Because of these attributes, Winston believes civamide represents a clinically significant treatment advance for a number of painful conditions, including headache pain, arthritis pain, neuropathic pain and cancer pain.

Winston has completed all clinical studies required for a new drug application (an “NDA”) submission to the Food and Drug Administration (“FDA”) on Civamide Cream for osteoarthritis. In a pivotal 695 patient Phase III trial in osteoarthritis, Civamide Cream demonstrated statistically significant reductions in all three co-primary efficacy parameters. Winston submitted Marketing Authorization Applications (MAA) in Europe for Civamide Cream in January 2008, and anticipates approval in Europe during the third quarter, 2009. Winston submitted a new drug submission (“NDS”) in Canada in October 2008 and plans to submit an NDA 505(b)(2) in the United States in the second quarter of 2009, with approval anticipated in the first quarter of 2010 in Canada, and the second quarter of 2010 in the United States. Winston is currently in partnering discussions with several pharmaceutical companies regarding marketing and distribution of Civamide Cream in the United States and Europe.
An investigational new drug application (an “IND”) was filed in the United States in the second quarter of 2008 for the civamide oral capsule for chronic neuropathic pain. A Phase I pharmacokinetic study is underway.
On February 9, 2009, Winston announced positive topline results from Study WL1001-04-01, a Phase I clinical trial evaluating the tolerability and pharmacokinetic profile of two concentrations of the company’s patch formulation of Civamide, a novel TRPV-1 receptor modulator. The study successfully demonstrated the tolerability of the two concentrations tested for continuous application to the skin for a period of one week. Additionally, there was no systemic absorption of civamide detected in any patients, supporting its local use for the topical treatment of post-herpetic neuralgia.
On February 24, 2009, Winston received orphan drug designation from the FDA for civamide, a novel TRPV-1 receptor modulator, being developed as a dermal patch for the treatment of post-herpetic neuralgia.
Study WL1001-04-01 was a randomized, double-blind, placebo-controlled, single-center study of 38 patients designed to evaluate the safety and tolerability of two strengths of Civamide Patch, 0.0075% and 0.015% versus placebo. In this study, a patch was applied once daily to the same area of the abdomen, and worn for 24 hours before replacing with a new patch, during a 7 day study. Both strengths of Civamide Patch were tolerable, with all subjects completing the study and with all but one subject being able to wear the patch for the entire 7 day period. Subjects applying active Civamide Patches experienced transient burning sensations which progressively lessened or resolved with each application during the study. Based upon the favorable results of this study, Winston is now initiating a Phase II study of the 0.015% Civamide patch for treatment of post-herpetic neuralgia. The lack of systemic absorption should permit the use of the Civamide Patch adjunctively with systemic medications such as Cymbalta® (Pregabalin) and Lyrica® (Duloxetine) without the risk of drug-drug interactions.
The FDA approved a Special Protocol Assessment (an “SPA”) for a Phase III pivotal study of Civamide Nasal Solution for prophylaxis and treatment of episodic cluster headache. The SPA is a process that provides for an official FDA evaluation of Phase III clinical study protocols. The SPA provides trial sponsors with a binding written agreement that the design and analysis of the studies are adequate to support a license application submission if the study is performed according to the SPA and the results are successful. The FDA has agreed that if this pivotal study is robustly positive, it would be the final study necessary to support approval of Civamide Nasal Solution 0.01% for this indication. Civamide Nasal Solution has been studied in several additional indications, and there is positive Phase II data for acute migraine treatment and for vasomotor rhinitis. Civamide Nasal Solution has received orphan designation by FDA for treatment of PHN of the trigeminal nerve. An orphan designation grants special status to a product to treat a rare disease or condition upon request of a sponsor. This is a key designation as the marketing application for a prescription drug product that has been designated as a drug for a rare disease or condition is not subject to a prescription drug user fee unless the application includes an indication for other than a rare disease or condition. The product also receives seven year market exclusivity and tax credits for the sponsor.

Doxepin
Winston is also developing doxepin hydrochloride, a potent histamine receptor blocker and serotonin reuptake inhibitor as a nasal solution for the prophylaxis and treatment of chronic daily headache, an indication for which there are no FDA-approved treatment options. There are approximately 12 million patients in the United States with chronic daily headaches. This product appears to interfere with the release/actions of histamine and serotonin as well as modulating neuronal sodium ion channels involved in the pathogenesis of this disorder. A successful Phase IIa trial of Doxepin Nasal Solution in this condition has been completed. Winston’s next step in the clinical development of Doxepin Nasal Solution is to conduct a Phase II/III study of longer duration.
Manufacturing and Raw Materials
All of Winston’s manufacturing is performed under contract by outside vendors. Winston has manufacturing agreements with DPT Laboratories, Ltd. and Patheon, Inc. to produce certain of its development-stage products for clinical studies and, if approved, for commercial sale. Most of Winston’s development-stage products may be manufactured only at a site approved by the FDA specifically for the individual product, as specified in the NDA for the product.
Winston believes that adequate and reliable sources of raw materials and manufacturing for all the development-stage products are currently available. Winston currently relies on a limited number of suppliers to provide raw materials and manufacture its finished products. Some of the raw materials and finished drug products are purchased from only one supplier and, as a result, Winston’s operations may be adversely affected if certain suppliers are unable to provide raw materials or to manufacture drug substance or finished products on its behalf.
Sales and Marketing
Winston’s goal is to continue to develop novel drugs that are more effective or safer than drugs used today. Winston’s strategy includes the following elements:
•
Winston intends to continue to outsource preclinical studies, clinical trials and formulation and manufacturing activities. Winston believes outsourcing permits significant time savings and allows for more efficient deployment of its resources.

•
Winston intends to continue to license its lead products to medium to large pharmaceutical companies with existing sales forces and marketing capabilities, specifically outside of the United States where it currently does not have a sales and marketing infrastructure.

•	Winston will also consider building its own sales force when economics and other factors indicate that this is a better strategy than out-licensing.
Intellectual Property
Winston attempts, to the extent practicable, to use patent protection in the commercialization of its owned and licensed technology, e.g. civamide nasal solution for keratoconjunctivitis (dry eye). Winston actively seeks patent protection for its proprietary technology in the United States and, as appropriate and cost-effective, in other countries. Winston currently has three U.S. issued patents and one pending U.S. application and numerous issued foreign patents. These patents and patent applications are principally composition of matter and method of use claims. Upon regulatory approval of any of Winston’s patent-protected products, Winston plans to seek patent extension, where available, under existing U.S. and foreign regulations permitting extension of a pharmaceutical patent.
In the United States, the Hatch-Waxman Act provides for patent term extension calculated as a portion of time during which the drug was in clinical development or under review at the FDA with a maximum extension of five years. Additionally, under the Hatch-Waxman Act, all new molecular entities (“NMEs”) such as civamide automatically receive five (5) years data exclusivity upon approval. Winston believes that it is eligible for the full five-year patent term extension period on patents covering civamide. Also, Winston expects to employ product life-cycle management, including the development of new formulations, new indications, and other significant product improvements, in order to maximize the value of its intellectual property.

Set forth below, please find a table of Winston’s current trademarks:

Trademark Name/Reg. No.	Owner	Filed (US)	Registered
CIVANEX 2,729,437	Winston Labs	February 16, 1999	June 24, 2003

MICANOL 3,283,446	Winston Labs	March 27, 2003	August 21, 2007

WINSTON LABORATORIES, The Pain Company 2,856,161	Winston Labs	October 13, 1999	June 22, 2004

WINSTON LABORATORIES	Winston Labs		August 13, 1993

Illinois State Trademark 73000

AXSAIN 2,925,798	Winston Labs	November 14, 2002	February 8, 2005
In addition to seeking the protection of patents, licenses and trademarks, Winston also relies on unpatented proprietary technology and know-how to maintain its competitive position. To protect its rights in these areas, Winston has a policy of requiring its employees, consultants, advisors, prospective licensees and business partners to enter into confidentiality agreements.

Competition
In general, a company’s ability to compete successfully in the pharmaceutical industry is based on: relative product performance (efficacy, safety, ease of use); price; acceptance by physicians, patients, and third-party payers; marketing support and distribution; availability of patent protection; and the ability to obtain and maintain FDA approval for testing, manufacturing and marketing.
Winston’s products and technologies face competition from various classes of drugs, currently marketed and in development, across a range of therapeutic categories, from migraine headache to neuropathic pain. For some niche indications, such as prophylaxis of episodic cluster headache and PHN of the trigeminal nerve, there are no existing FDA-approved products, and Winston is not aware of any other drugs presently in development for these conditions. A summary of what Winston believes to be the competitive advantages of its major products is presented below:

Competitive Advantages Summary
Winston Product	Indication	Competitor Product(s)	Winston’s Competitive Advantages
Civamide Topical
(Cream) 0.075%	• Osteoarthritis Pain • Rheumatoid Arthritis Pain	• Oral Cox-2 Inhibitors (e.g., Celebrex®) • Oral NSAIDs (e.g., Mobic®, Naprosyn®)	• No Cardiovascular or GI Side Effects • No Safety Monitoring Required
		• Topical NSAID’s (e.g., Volteran®)	• No Drug Interaction • Can Be Used Adjunctively • Long-Lasting Effect after Discontinuance

Civamide Oral
Capsule	• Cancer Pain • Neuropathic Pain	• Cymbalta® • Neurontin®	• Single Dose Provides ≥ 7 Days Analgesia
		• Lyrica®	• No Addiction Potential
• Opioids

Civamide Patch	• Neuropathic Pain	• Lidoderm® Patch • No FDA-approved Patch	• No Cardiovascular or GI Side Effects
• No Systemic Absorption
• No Disposal Issues
• See Also Civamide Cream Advantages
	• Neuropathic Pain	• Cymbalta®	• No Systemic Side Effects
		• Neurontin®	• No Drug Interactions
• Lyrica®

Civamide Nasal
Solution 0.01%	• Episodic Cluster Headache	• No FDA-approved medication	• No Systemic Side Effects
	• PHN Trigeminal Nerve		• No Drug Interactions

Doxepin Nasal
Solution	• Chronic Daily Headache	• No FDA-approved medication	• No Systemic Side Effects • No Drug Interactions

Winston’s primary competitors include: drug development companies focused on pain management, such as Adolor Corporation, Anesiva, Inc., Neurogen Corporation, NeurogesX, Inc., NicOx S.A., Pain Therapeutics, Inc., Pozen Inc., and Renovis, Inc.; mid-sized companies with significant pain franchises, such as Alpharma, Inc., Endo Pharmaceuticals Holdings, Inc., King Pharmaceuticals, Inc., Purdue Pharma LP, and Valeant Pharmaceuticals International; and very large, diversified pharmaceutical companies including GlaxoSmithKline, Merck & Co., Inc., and Pfizer Inc.
For certain of Winston’s products, particularly those targeting large markets and thus requiring a very large sales force, Winston intends to collaborate with larger pharmaceutical companies to market (and distribute) such products most effectively.
Government Regulation
Government authorities in the United States, at the federal, state, and local level, and other countries extensively regulate, among other things, the safety, efficacy, research, development, testing, manufacture, storage, record-keeping, labeling, promotion, advertising, distribution, marketing and export and import of pharmaceutical products such as those Winston is developing.
United States Government Regulation
In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act and implements regulations. If Winston fails to comply with the applicable United States requirements at any time during the product development process, clinical testing, and the approval process or after approval, Winston may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any agency enforcement action could have a material adverse effect on Winston.
Winston’s products are considered by the FDA to be drugs. The drugs are subject to FDA review and approval or clearance. If the FDA denies approval or clearance of the drugs, Winston’s ability to market its products could be significantly delayed or precluded.
The steps required before a drug may be marketed in the United States include:
•	completion of preclinical laboratory tests, animal studies and formulation studies under the FDA’s good laboratory practices regulations;

•	submission to the FDA of an Investigational New Drug, or IND, application for human clinical testing, which must become effective before human clinical trials may begin;

•	performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication;

•	submission to the FDA of an NDA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practice, or cGMP; and

•	FDA review and approval of the NDA before any commercial marketing, sale or shipment of the product.
Preclinical tests include laboratory evaluations of product chemistry, toxicity, and formulation, as well as animal studies. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application. The FDA requires a 30-day waiting period after the filing of each IND application before clinical tests may begin, in order to ensure that human research subjects will not be exposed to unreasonable health risks. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA has placed the IND on clinical hold. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. Submission of an IND may result in the FDA not allowing clinical trials to commence or not allowing the trial to commence on the terms originally specified in the IND.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Each trial must be reviewed and approved by an independent Institutional Review Board, or IRB, before it can begin and the trial is subject to IRB oversight. The FDA, the IRB or Winston may discontinue a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive good clinical practice requirements and the requirements for informed consent.
Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Phase I trials usually involve the initial introduction of the investigational drug into humans to evaluate the product’s safety, dosage tolerance, pharmacodynamics, and, if possible, to gain an early indication of its effectiveness.
Phase II trials usually involve controlled trials in a limited patient population to: (a) evaluate dosage tolerance and appropriate dosage; (b) identify possible adverse effects and safety risks; and (c) evaluate preliminary the efficacy of the drug for specific indications.
Phase III trials usually further evaluate clinical efficacy and test further for safety in an expanded patient population. Phase I, Phase II and Phase III testing may not be completed successfully within any specified period, if at all. Furthermore, the FDA or Winston may suspend or terminate clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.
Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical studies, together with other detailed information, including extensive manufacturing information and information on the composition of the product, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more specified indications. An NDA may also be submitted in the format of an electronic Common Technical Document, or eCTD, which under ICH guidelines, is acceptable to the FDA and many foreign regulatory authorities. The FDA reviews an NDA or eCTD to determine, among other things, whether a product is safe and effective for its intended use.
Before approving an application, the FDA will inspect the facility or the facilities at which the product is manufactured, and will not approve the product unless cGMP compliance is satisfactory. FDA will also inspect the clinical sites at which the trials were conducted to assess their compliance, and will not approve the product unless compliance with Good Clinical Practice requirements is satisfactory. If the FDA determines the application demonstrates that the product is safe and effective for the proposed indication and that the manufacturing process and the manufacturing facilities are acceptable, the FDA will issue an approval letter. If the FDA determines the application, manufacturing process or manufacturing facilities are not acceptable, the FDA will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval and may deny the application, limit the indication for which the drug is approved or require additional post-approval testing or other requirements.
The testing and approval process requires substantial time, effort, and financial resources, and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all. Winston may encounter difficulties or unanticipated costs in its efforts to secure necessary governmental approvals, which could delay or preclude it from marketing its products. The FDA may limit the indications for use or place other conditions on any approvals that could restrict the commercial application of the products. After approval, certain changes to the approved product, such as adding new indications, manufacturing changes, or additional labeling claims are subject to further FDA review and approval.
If and when regulatory approval of a product is obtained, Winston will be required to comply with a number of post-approval requirements. Winston also must comply with other regulatory requirements, including cGMP regulations and adverse event reporting. Holders of an approved NDA are required to report certain adverse reactions and production problems, if any, to the FDA, to provide updated safety and efficacy information and to comply with requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

Winston uses, and will continue to use at least in the near term, third-party manufacturers to produce its products in clinical and commercial quantities. Future FDA inspections may identify compliance issues at its facilities or at the facilities of its contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product or the failure to comply with requirements may result in restrictions on a product, manufacturer, or holder of an approved NDA, including withdrawal or recall of the product from the market or other voluntary or FDA-initiated action that could delay further marketing. Also, new government requirements may be established that could delay or prevent regulatory approval of Winston’s products under development.
Foreign Regulation
In addition to regulations in the United States, Winston will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of its products. Whether or not Winston obtains FDA approval for a product, it must obtain approval of a product by the comparable regulatory authorities of foreign countries before it can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.
Under European Union regulatory systems, marketing authorizations may be submitted either under a centralized or mutual recognition procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. The mutual recognition procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval.
In addition to regulations in Europe and the United States, Winston will be subject to a variety of foreign regulations governing clinical trials and commercial distribution of its products.
Product Liability
We maintain product liability insurance on our products and clinical trials that provides coverage in the amount of $5 million per incident and $5 million in the annual aggregate.
Executive Officers and Key Employees of the Registrant
Information concerning our executive officers and key employees, including their names, ages and certain biographical information can be found in Part III, Item 10 under the caption, “Executive Officers and Key Employees of the Registrant.” This information is incorporated by reference into Part I of this report.
Human Resources
As of March 26, 2009, we employed 13 persons, including 7 engaged in research and development activities, including clinical development, and regulatory affairs, and 6 in general and administrative functions such as human resources, finance, accounting, business development and investor relations. Our staff includes 4 employees with Ph.D. or M.D. degrees. Our employees are not represented by any collective bargaining unit. We believe that we maintain good relations with our employees.
Financial Information about Segments
We operate in a single accounting segment — the development and commercialization of novel treatments that target the central nervous system. Refer to Note 2, “Segment Information” in the Notes to the Consolidated Financial Statements.

General Information
Item 1A. Risk Factors
We are a “smaller reporting company” as such term is defined in Rule 12b-2 of the Exchange Act and are exempt from making the disclosures required by this item pursuant to the instructions to Item 1A of Form 10-K.
Item 1B. Unresolved Staff Comments
None.
Item 2. Description of Properties
We maintain a 7,300 square foot leased office and warehouse facility in Vernon Hills, Illinois (a suburb of Chicago), which serves as our headquarters. Although we believe this facility is adequate for our business needs at this time, we are currently exploring other facilities that will support our growth plans.
Item 3. Legal Proceedings
We are not a party to any legal proceedings, other than ordinary routine litigation incidental to our business, which we believe will not have a material effect on our financial position, results of operations, or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II

Item 5.	Market Information for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “WPHM.” The following table sets forth the high and low bid prices for our common stock for each of the last two fiscal years, as reported on the OTCBB under the name Getting Ready Corporation, the Company’s predecessor in interest, under the symbol “GTRY.” The prices do not reflect the 8-for-1 reverse stock split of our common stock effectuated on December 15, 2008.
For the Year Ended December 31, 2008:

	High	Low
First Quarter	1.50	1.05
Second Quarter	1.25	0.75
Third Quarter	1.09	0.51
Fourth Quarter	1.00	0.30
For the Year Ended December 31, 2007:

	High	Low
First Quarter	3.41	0.36
Second Quarter	3.71	1.80
Third Quarter	3.10	1.75
Fourth Quarter	3.16	1.16

Holders
As of March 20, 2009, there were approximately 155 stockholders of record and 444 beneficial owners of our common stock. The last sale price as reported by the OTCBB on March 25, 2009, was $1.00.
Dividends
We have never declared or paid dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business. Except for the rights of holders of shares of preferred stock that are authorized and which may be issued in the future to receive dividends, any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements, applicable contractual restrictions and other such factors as our Board of Directors may deem relevant.
2008 Equity Compensation Plan Information
Information regarding securities authorized for issuance under our equity compensation plans is disclosed in Part III Item 12 under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Recent Sales of Unregistered Securities
None.
Performance Graph
We are a “smaller reporting company” as such term is defined in Rule 12b-2 of the Exchange Act and are exempt from making the disclosures required by this item pursuant to instruction 6 to Item 201(e) of Regulation S-K.
Item 6. Selected Consolidated Financial Data
We are a “smaller reporting company” as such term is defined in Rule 12b-2 of the Exchange Act and are exempt from making the disclosures required by this item pursuant to paragraph (c) of Item 301 of Regulation S-K.

Item 7. Management’s Discussion and Analysis or Plan of Operation
THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.
On September 25, 2008, Getting Ready Corporation completed its merger (the “Merger”) with Winston Laboratories, Inc., a Delaware corporation (“Winston”) by merging a wholly-owned subsidiary of Getting Ready Corporation into Winston. Effective November 17, 2008, Getting Ready Corporation changed its name to Winston Pharmaceuticals, Inc. (hereafter referred to as “we,” “us,” “our” or the “Company”). The Company intends to carry on the business of Winston as its sole line of business and it has retained all of Winston’s management. The Merger was accounted for as a reverse merger for accounting purposes with Winston as the accounting acquirer.
This discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial position and business and financing plans. These statements involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors. See Item 1. Description of Our Business — Cautionary Note Regarding Forward-Looking Statements.
Executive Overview
Winston is the successor to a research and development partnership, Cisco Ltd. (“Cisco”), formed in 1992 to develop a specific novel neuroactive compound, civamide. Civamide was discovered and patented by Joel E. Bernstein, M.D. (“Dr. Joel Bernstein”), the managing general partner of Cisco and subsequently, the founder and Chief Executive Officer, or CEO, of Winston. In 1997, Cisco became Winston Laboratories LLC, which in 1998 was converted to a “C” Corporation. Winston’s initial operating funds were obtained from a rights offering in 1997 and a private equity placement in 1998. In 1999, Winston sold approximately 19% of its common stock to Bioglan Pharma Plc (“Bioglan”) for $25 million; in 2004, Bioglan’s stock ownership was subsequently reduced below 7% when it did not participate in Winston’s offering of additional shares of its common stock. In September 2007, Winston purchased all of Bioglan’s outstanding ownership in Winston from Bioglan for $225,000. Subsequent to this transaction, Winston retired all of the shares purchased from Bioglan.
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

On January 30, 2006, Winston licensed to Sirius Laboratories, Inc., a company founded by Dr. Joel Bernstein, the rights to market products containing anthralin owned by Winston, including a marketed 1% anthralin cream trade name Psoriatec®. The license had a two-year term which expired on January 31, 2008 and provided for the following key terms: (i) a 25% royalty on net sales; (ii) a $300,000 minimum royalty; and (iii) a $750,000 purchase option. This agreement was assigned by Sirius to DUSA Pharmaceuticals, Inc. following DUSA’s purchase of Sirius. This license had been extended until September 30, 2008 by mutual written consent of the parties and the extension provided for continuation of the 25% royalty on net sales but eliminated the minimum royalty and purchase option. This agreement expired on September 30, 2008.
On August 14, 2007, Winston entered into an exclusive technology license agreement with Exopharma, Inc., now known as Elorac, Inc. (“Elorac”). Dr. Joel Bernstein is a majority owner and President and Chief Executive Officer of Elorac. Under the terms of the license agreement, Winston granted Elorac an exclusive license to the proprietary rights of certain products (≤ 0.025% civamide with the stated indication of psoriasis of the skin). In exchange, Elorac paid Winston a license fee of $100,000 and is required to pay a 9% royalty on sales of the product. In addition, the agreement required Elorac to pay Winston a non-refundable payment of $250,000 upon approval of a marketing authorization by Elorac on the product(s) described in the agreement. On October 27, 2008 the Company and Elorac mutually terminated the above license agreement. As a result of this mutual termination, the Company agreed to pay Elorac the $105,000 in exchange for Winston retaining all the proprietary rights under the original agreement. Since inception, Elorac has been located in the same offices as Winston and therefore has shared in certain of Winston’s expenses such as rent, utilities, internet usage, etc. The amount of Elorac’s share of such expenses is based on various allocation factors related to particular expense. Winston has received approximately $128,323 in 2008 for such services, which are included as a reduction of Winston’s expenses on the Consolidated Statement of Operations.
On September 19, 2007, Winston entered into an exclusive technology license agreement with Opko Ophthalmologics, LLC, (“OPKO”). Under the terms of the license agreement, Winston granted OPKO an exclusive license to the proprietary rights of certain products (pharmaceutical compositions or preparations containing the active ingredient civamide in formulations suitable for use in the therapeutic or preventative treatment of ophthalmic conditions in humans). In exchange, OPKO paid Winston a license fee of $100,000 and is required to pay a 10% royalty on sales of the products. In addition, the agreement requires OPKO to pay Winston a non-refundable payment of $5,000,000 upon approval of a marketing authorization by OPKO on the product described in the agreement. In addition, under the terms of the agreement, OPKO and the Company agreed to equally share the cost related to manufacturing and clinical supplies of Civamide Nasal solution. During 2008, OPKO reimbursed Winston approximately $80,000 for such costs. In addition, the agreement calls for OPKO to reimburse Winston for certain legal expenses Winston has incurred related to the use of the licensed products to treat keratoconjunctivitis. In 2008, approximately $38,000 of legal fees were billed to OPKO, all of which were outstanding as of December 31, 2008 and is included in related party receivable on the Consolidated Balance Sheets as of December 31, 2008. Subsequent to December 31, 2008, OPKO paid $38,000 of the balance due. Phillip Frost, M.D. is the Chairman and Chief Executive Officer of OPKO’s parent company, Opko Health, Inc. (“Opko Health”), and as of December 31, 2008 was the beneficial owner of 47.3% of Opko Health’s common stock.
As of December 31, 2008, Dr. Frost is also the indirect beneficial owner of 26,575,429 shares of the Company’s capital stock on a fully diluted basis (29.6% of the total issued and outstanding shares), including 12,476,548 shares of common stock underlying shares of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), 8,779,797 shares of common stock underlying warrants to purchase shares of Series A Preferred Stock, and 4,583,222 shares of common stock underlying shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred Stock”). Furthermore, Subbarao Uppaluri, Ph.D., a director of the Company and the Senior Vice President — Chief Financial Officer of Opko Health, is the beneficial owner of 299,351 shares of the Company’s capital stock on a fully-diluted basis, including 127,313 shares of common stock underlying shares of the Company’s Series A Preferred Stock and 89,589 shares of common stock underlying warrants to purchase shares of Series A Preferred Stock.

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

Immediately following the closing of the Merger, we had outstanding 440,851,441 shares of common stock. Our Board of Directors recommended and our stockholders approved, an amendment to our charter to increase the number of authorized shares of our common stock from 499,000,000 shares to 900,000,000 shares to permit the conversion of all outstanding shares of our preferred stock, including shares of our preferred stock underlying outstanding warrants.
Subsequent to the completion of the Merger, the Company has carried on the business of Winston as its sole line of business and has retained all of Winston’s management. Our executive offices are located at 100 North Fairway Drive, Suite 134, Vernon Hills, Illinois 60061 and our telephone number is (847) 362-8200. Effective November 17, 2008, we changed our name from Getting Ready Corporation to “Winston Pharmaceuticals, Inc.” and have discontinued any and all prior business operations in favor of the business plan and operations of Winston, which will be our only significant operation as a result of the merger with Winston. On December 15, 2008, the Company completed an eight-to-one reverse stock split of all issued and outstanding shares of each class of its capital stock.
On October 29, 2008, Winston filed a new drug submission (NDS) in Canada, for CIVANEX® Cream (civamide cream 0.075%) for the treatment of signs and symptoms of osteoarthritis, the first product Winston has developed under its transient receptor potential vanilloid (TRPV) channel technology. On October 30, 2008, Winston entered into a License Agreement (the “License Agreement”) with sanofi-aventis Canada Inc. (“sanofi-aventis Canada”) pursuant to which Winston granted sanofi-aventis an exclusive license to the Canadian rights to Winston’s proprietary transient receptor potential vanilloid (TRPV-1) modulator in formulations for topical application. Under the terms of the License Agreement, sanofi-aventis Canada owns the rights to manufacture, develop and commercialize civamide cream in Canada along with a second generation cream that is currently in development. In return for granting sanofi-aventis Canada the Canadian rights to civamide cream, Winston received an upfront payment of $1.9 million (US), and will receive an additional $2 million (CAD) upon regulatory approval of civamide cream in Canada, certain milestone payments, and future royalties on net sales of civamide or the related second generation cream in Canada.
On December 15, 2008 the Company amended its Certificate of Incorporation to provide for the reduction of the total number of issued and outstanding shares of the Company’s common stock, par value $.001 per share (“Common Stock”) and its preferred stock, par value $.001 per share (“Preferred Stock”), by exchanging each eight (8) shares of such issued and outstanding shares of Common Stock and Preferred Stock for one (1) share of Common Stock or Preferred Stock, respectively.

Winston does not currently market any products. In the past, Winston has marketed certain products, revenues from which were used to help fund its research programs. Winston is engaged in the development of innovative products for managing and alleviating pain. After discontinuing the Zostrix ® and Axsain ® product lines, Winston has devoted most of its resources to research and development. Winston has spent $3,496,150 and $1,853,501 per year, during each of the years 2008 and 2007, respectively, on research and development activities. Winston has incurred significant operating losses since the initiation of operations in 1997 and as of December 31, 2008, had an accumulated deficit of approximately $46.7 million.
Critical Accounting Policies and Estimates for Continuing Operations
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make a number of assumptions and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Significant estimates and assumptions are required in the determination of revenue recognition and sales deductions for certain royalties and returns and losses. Significant estimates and assumptions are also required in the appropriateness of capitalization and amortization periods for identifiable intangible assets, income taxes, contingencies, and stock-based compensation. We base our estimates on historical experience and various other assumptions, available at that time, that we believe to be reasonable under the circumstances. Some of these judgments can be subjective and complex. For any given individual estimate or assumption made by us, there may also be other estimates or assumptions that are reasonable. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.
Revenue Recognition
The Company has historically generated revenues from product sales, collaborative research and development arrangements, and other commercial arrangements such as, royalties, and sales of technology rights. Payments received under such arrangements may include non-refundable fees at the inception of the arrangements, milestone payments for specific achievements designated in the agreements, royalties on sales of products resulting from collaborative arrangements, and payments for the sale of rights to future royalties.
The Company recognizes revenue in accordance with the SEC’s Staff Accounting Bulletin Topic 13 (“Topic 13”), “Revenue Recognition.” Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.
Certain sales transactions include multiple deliverables. The Company allocates amounts to separate elements in multiple element arrangements in accordance with the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables .” Revenues are allocated to a delivered product or service when all of the following criteria are met: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item; and (3) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company’s control. The Company uses the relative fair values of the separate deliverables to allocate revenue. For arrangements with multiple elements that are separated, the Company recognizes revenues in accordance with Topic 13.
Multiple Element Arrangements
The Company has arrangements whereby it delivers to the customer multiple elements including technology and/or services. Such arrangements have generally included some combination of the following: licensed rights to technology, patented products, compounds, data and other intellectual property; and research and development services. In accordance with EITF 00-21, the Company analyzes its multiple element arrangements to determine whether the elements can be separated. The Company performs its analysis at the inception of the arrangement and as each product or service is delivered. If a product or service is not separable, the combined deliverables will be accounted for as a single unit of accounting.

When a delivered element meets the criteria for separation in accordance with EITF 00-21, the Company allocates amounts based upon the relative fair values of each element. The Company determines the fair value of a separate deliverable using the price it charges other customers when it sells that product or service separately; however, if the Company does not sell the product or service separately, it uses third-party evidence of fair value. The Company considers licensed rights or technology to have standalone value to its customers if it or others have sold such rights or technology separately or its customers can sell such rights or technology separately without the need for the Company’s continuing involvement.
License Arrangements. License arrangements may consist of non-refundable upfront license fees, data transfer fees, research reimbursement payments, exclusive licensed rights to patented or patent pending compounds, technology access fees, various performance or sales milestones. These arrangements are often multiple element arrangements.
Non-refundable, up-front fees that are not contingent on any future performance by the Company, and require no consequential continuing involvement on its part, are recognized as revenue when the license term commences and the licensed data, technology and/or compound is delivered. Such deliverables may include physical quantities of compounds, design of the compounds and structure-activity relationships, the conceptual framework and mechanism of action, and rights to the patents or patents pending for such compounds. The Company defers recognition of non-refundable upfront fees if it has continuing performance obligations without which the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee that is separate and independent of the Company’s performance under the other elements of the arrangement. In addition, if the Company has required continuing involvement through research and development services that are related to its proprietary know-how and expertise of the delivered technology, or can only be performed by the Company, then such up-front fees are deferred and recognized over the period of continuing involvement. Under the license agreement with sanofi-aventis Canada, Inc., referred to under “Results of Operations — Revenues”, and described under “Liquidity and Capital Resources — Financing Activities”, the obligation period was not contractually defined in relation to the $1.9 million upfront fee. Under the circumstances, management exercised judgment in estimating the period of time over which certain deliverables will be provided to enable the licensee to utilize the license, which was determined to be 18 months. The estimated period of 18 months was primarily determined based on the management’s estimate of the maximum amount of time it would take the Canadian regulatory authorities to approve the Company’s new drug submission (NDS).
Payments related to substantive, performance-based milestones in a research and development arrangement are recognized as revenues upon the achievement of the milestones as specified in the underlying agreements when they represent the culmination of the earnings process.
Research Services Arrangements. Revenues from research services are recognized during the period in which the services are performed and are based upon the number of full-time-equivalent personnel working on the specific project at the agreed-upon rate. Reimbursements from collaborative partners for agreed upon direct costs including direct materials and outsourced services, or subcontracted, pre-clinical studies are classified as revenues in accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and recognized in the period the reimbursable expenses are incurred. Payments received in advance are deferred until the research services are performed or costs are incurred.
Royalty Arrangements. The Company recognizes royalty revenues from licensed products when earned in accordance with the terms of the license agreements. Net sales amounts generally required to be used for calculating royalties include deductions for returned product, pricing allowances, cash discounts, freight and warehousing.
Certain royalty arrangements require that royalties are earned only if a sales threshold is exceeded. Under these types of arrangements, the threshold is typically based on annual sales. The Company recognizes royalty revenue in the period in which the threshold is exceeded.

Research and development expenses
In June 2007, the FASB ratified a consensus opinion reached by the EITF on EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). The guidance in EITF 07-3 requires us to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered or the services are no longer expected to be performed, we would be required to expense the related capitalized advance payments. EITF 07-3 is effective for fiscal years beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after the commencement of that fiscal year. Early adoption is not permitted. Retrospective application of EITF 07-3 also is not permitted. The Company adopted EITF 07-3 effective January 1, 2008, and the adoption had no effect on its financial position, results of operations or cash flows and consequently had no material effect on its financial statements.
Research and development expenses consist of expenses incurred in performing research and development activities including salaries and benefits, facilities and other overhead expenses, clinical trials, contract services and outsource contracts. Research and development expenses are charged to operations as they are incurred.
Acquired contractual rights. Payments to acquire contractual rights to a licensed technology or drug candidate are expensed as incurred when there is uncertainty in receiving future economic benefits from the acquired contractual rights. We consider the future economic benefits from the acquired contractual rights to a drug candidate to be uncertain until such drug candidate is approved by the FDA or when other significant risk factors are abated.
Share-Based Compensation Expense
We grant options to purchase our common stock to our employees, directors and consultants under our stock option plans. The benefits provided under these plans are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards (“FAS”) No. 123, “ Share-Based Payment ” (“FAS 123R”), including the provisions of the SEC’s Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”), that require the fair value method to account for share-based payments.
The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model (“Black-Scholes model”) that uses assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Expected volatilities are based on historical volatility of our common stock and other factors. The expected terms of options granted are based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield in effect at the time of the grant. Since we do not expect to pay dividends on our common stock in the foreseeable future, we estimated the dividend yield to be 0%. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate pre-vesting forfeitures based on our historical experience.
If factors change and we employ different assumptions in the application of FAS 123R in future periods, the compensation expense that we record under FAS 123R may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under FAS 123R. Because changes in the subjective input assumptions can materially affect our estimates of fair values of our share-based compensation, in our opinion, existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. For awards with a longer vesting period, such as the three-year cliff vesting awards issued to certain officers, the actual forfeiture rate and related expense may not be known for a longer period of time, which can result in more significant accounting adjustments once the awards are either vested or forfeited.

Alternatively, values may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is no current market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with FAS 123R and SAB 107 using an option-pricing.
Nature of Operating Expenses
In fiscal 2008, our operating expenses consisted mainly of our Phase II and Phase III clinical trial expenses (research costs) and general and administrative expenses such as human resources, legal and accounting, primarily related with the Merger. In fiscal 2007, our operating expenses consisted primarily of research costs.
Our business is exposed to significant risks which may result in additional expenses, delays and lost opportunities that could have a material adverse effect on our results of operations and financial condition.
Effects of Inflation
We believe the impact of inflation and changing prices on net revenues and on loss from operations has been minimal during the past two years.
Results of Operations
We operate our business on the basis of a single reportable segment, which is the discovery and development of products for pain management. Our chief operating decision-maker is our Chief Executive Officer, who evaluates our company as a single operating segment.
We categorize revenues by type of revenue in two different categories: 1) licensing revenue and, 2) royalty revenue. All long-lived assets for fiscal 2008 and 2007 are located in the United States.

For the year ended December 31, 2008 compared to the year ended December 31, 2007

	Year Ended December 31,
	2008	2007	$ Change	% Change
REVENUES
License Revenue	$316,706	$500,000	$(183,294)	-36%
Royalty Revenue	135,836	300,000	(164,164)	-54%

	452,542	800,000	(347,458)	-43%
EXPENSES
Research and development	3,496,150	1,853,501	1,642,649	88%
General and administrative	2,182,012	1,366,401	815,611	59%
Depreciation and amortization	8,651	10,087	(1,436)	-14%

Total Operating Expenses	5,686,813	3,229,989	2,456,824	76%

Loss from Operations	(5,234,271)	(2,429,989)	(2,804,282)	115%

Interest income	90,614	42,733	47,881	112%
Other income	1,911	4,199	(2,288)	-54%

Other income (expenses)	92,525	46,932	45,593	97%

Loss before income taxes	(5,141,746)	(2,383,057)	(2,758,689)	115%

Income Taxes
Current	—	—	—	—
Deferred	—	—	—	—

Income Taxes	—	—	—	—

NET LOSS	$(5,141,746)	$(2,383,057)	$(2,758,689)	115%

Revenues
Revenues from licenses declined to $316,706 for the fiscal year ended December 31, 2008 compared to $500,000 for the fiscal year ended December 31, 2007. This decline was primarily due to one-time $300,000, $100,000 and $100,000 license revenue payments from Hi-Tech, Opko and Exopharma (aka Elorac, Inc.), respectively, received in 2007 that were not received for the same period in 2008. No such payments were expected in 2008. The $316,706 license revenue in 2008 represents 3 months of revenue recognition related to a $1.9 million upfront cash payment received by the Company from sanofi-aventis Canada Inc. in accordance with a license agreement entered into by the Company in the fourth quarter of 2008.
Revenues from royalties declined to $135,836 for the fiscal year ended December 31, 2008 compared to $300,000 for the fiscal year ended December 31, 2007. The decline was primarily due to a change in terms of the License Agreement with DUSA that included a $75,000 minimum quarterly payment received in 2007 that was not received for same period in 2008. The license agreement with DUSA expired on September 30, 2008. The $135,836 royalty revenue in 2008 represents $34,861 and $100,975 of royalties earned from DUSA and Hi- Tech, respectively.

Research & Development Expenses
Research and development expenses increased to $3,496,150 for the fiscal year ended December 31, 2008 compared to $1,853,501 for the fiscal year ended December 31, 2007. The increase was primarily due to:

Increased spending on various European and Canadian filing fees	$232,000
Decreased spending on carcinogenicity study completed	(185,586)
Increased spending on Topical Cream	428,590
Increased spending on Oral Capsule	490,591
Increased spending on Patch	172,453
Increased spending on manufacturing support	87,610
Increased spending on Nasal Solution	126,517
Increased in payroll due to hiring of additional clinical staff	290,474

$1,642,649

General and Administrative Expenses
General and administrative expenses increased to $2,182,012 for the fiscal year ended December 31, 2008 compared to $1,366,401 for the fiscal year ended December 31, 2007. The increase is due largely to:

Increase in legal fees in preparation of merger	$267,045
Increase in accounting fees in preparation of merger	244,166
Increase in payroll due to hiring of additional administrative staff	262,892
Net increase in other general and administrative expenses	41,508

$815,611

Interest Income
Interest income increased by approximately $48,000 to approximately $91,000 for the year ended December 31, 2008 from approximately $43,000 for the same period in 2007 due to increased amounts of funds on deposit.
Net Loss
Net loss was $5.2 million, or $0.10 per share, for the fiscal year ended December 31, 2008, compared to a net loss of $2.4 million, or $0.04 per share for the fiscal year ended December 31, 2007. The increase in net loss is primarily attributed to an increase in operating expenses totaling $2.5 million, consisting of an increase in research and development totaling $1.6 million and an increase in general and administrative expenses totaling $0.8 million.
Liquidity and Capital Resources
Since Winston’s inception, it has financed its operations through the private placement of equity securities and, to a lesser extent, through licensing revenues and product sales. Through December 31, 2008, Winston has raised approximately $54 million from the private placement of Winston and Rodlen common shares.
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

We assess our liquidity by our ability to generate cash to fund future operations. Key factors in the management of our liquidity are: cash required to fund operating activities including expected operating losses and the levels of accounts receivable and accounts payable; the timing and extent of cash received from milestone payments under license agreements; and financial flexibility to attract long-term equity capital on favorable terms. Historically, cash required to fund on-going business operations has been provided by financing activities and used to fund operations, working capital requirements and investing activities.
Cash, cash equivalents and investments, as well as, net cash provided by or used for operating, investing and financing activities, are summarized in the table below.

		Increase
	December 31,	(Decrease)	December 31,
	2008	During Period	2007

Cash and cash equivalents	$5,626,913	$1,145,302	$4,481,611
Net working capital	$3,191,602	$(617,057)	$3,808,659

	Year Ended	Change	Year Ended
	December 31,	Between	December 31,
	2008	Periods	2007

Net cash used in operating activities	$(3,062,220)	$(1,190,254)	$(1,871,966)
Net cash used in investing activities	(16,334)	(6,334)	(10,000)
Net cash provided by financing activities	4,223,856	(827,376)	5,051,232

Net increase in cash and cash equivalents	$1,145,302	$(2,023,964)	$3,169,266

Operating activities. Net cash used in operating activities was $3.0 million in the fiscal year 2008 compared to $1.9 million in the fiscal year 2007. The increase in cash used in operating activities resulted from our increased spending on various research and development projects and increased expenses associated with the Merger. These changes resulted in a significant increase in spending in fiscal 2008 as demonstrated in the $2.8 million increase in net loss coupled with a $0.5 million increase in cash used for accounts payable and accrued expenses.
Investing activities. Net cash used in investing activities was $0.01 million in the fiscal year 2008. Our capital expenditures have historically been a small fraction of our overall expenses, since we outsource manufacturing and other capital-intensive functions. The highest annual amount of capital expenditures was $56,000 in the year ended December 31, 2004, reflecting expenditures on computer equipment, phone equipment and furniture to support a field force and increased headcount associated with an unsuccessful product launch. We do not anticipate making significant capital expenditures in the near future.
Historically, our investing activities have included the acquisition or purchase of product rights, such as Psoriatec® in 2001 and Zostrix® in 2002, the divestment of product rights, such as Zostrix® in 2005, and the acquisition or redemption of holdings in other companies, such as the preferred shares in Ovation that we redeemed in 2005.
Financing activities. Net cash provided by financing activities was $4.2 million in the fiscal year 2008, compared to $5.1 million in fiscal 2007.
On November 13, 2007, Winston issued 5,815,851 shares of Winston Series A Preferred Stock and warrants to purchase 4,092,636 shares of Winston Series A Preferred Stock in a private placement for an aggregate purchase price of $5.1 million. Immediately prior to consummation of the Merger, Winston issued 4,187,413 shares of Winston Series B Preferred Stock in a private placement for an aggregate purchase price of $4.0 million. All of the Winston shares and warrants issued in these transactions were exchanged for shares of the Company’s Series A and B Preferred Stock and warrants to purchase the Company’s Series A Preferred Stock upon consummation of the Merger.

On October 30, 2008, the Company and sanofi-aventis Canada Inc. entered into a licensing agreement for the Canadian rights to Winston’s transient receptor potential vanilloid (TRPV-1) modulator in formulations for topical application. Under the terms of the agreement, sanofi-aventis Canada Inc. owns the rights to develop, manufacture and commercialize civamide cream in Canada along with a second generation cream that is currently in development. In return for granting sanofi-aventis Canada Inc. the Canadian rights, Winston received an upfront payment of $1.9 million (US) and will receive an additional $2 million (CAD) upon regulatory approval of civamide cream in Canada, certain milestone payments and future royalties on net sales of civamide or the related second generation cream in Canada. In connection with this agreement, Winston is recognizing the upfront payment of $1.9 million over 18 months. As such, approximately $316,000 has been recognized as revenue in 2008, with the remainder being treated as unearned revenue on our Consolidated Balance Sheet as of December 31, 2008.
As of December 31, 2008, we had cash and cash equivalents of approximately $5.6 million. Although we expect that our available funds and funds generated from our operations will be sufficient to meet our anticipated needs for 12 months, we will need and will seek to obtain additional capital in 2009 and future years to continue to operate and grow our business. We anticipate that licensing revenue in 2009 will originate solely from milestone payments under existing license agreements or upfront, non-refundable payments under new license agreements. Our cash requirements may vary materially from those currently anticipated due to changes in our operations, including our research and development activities, expansion of our personnel and the timing of our receipt of license revenues. Our ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing on terms satisfactory to us or at all.
Contractual Obligations
We lease our facilities and certain equipment under operating leases that expire through 2010. Future minimum operating lease payments at December 31, 2008, are as follows:

2009	13,224
2010	2,708
Rental expense for the years ended December 31, 2008 and 2007 was $120,649 and $123,121, respectively.
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
Recent Accounting Pronouncements
See Note 2, “Summary of Accounting Policies” in the Notes to Consolidation Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on the Company.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
We are a smaller reporting company, as defined by Item 10(f)(1) of Regulation S-K, and we are not required to make the disclosures required by this item pursuant to Item 305(e) of Regulation S-K.
Item 8. Financial Statements and Supplementary Data
Our Financial statements are annexed to this report beginning on page F-1 and are hereby incorporated by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A(T). Controls and Procedures
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
Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the interim or annual consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.
This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Management
As of March 26, 2009, the Company employed thirteen full-time individuals, including seven engaged in research and development activities, and six in general and administrative functions. Most of the Company’s management and professional employees have substantial prior experience with other pharmaceutical, biotechnology or medical products and service companies. The Company expects to increase its employee census over the next two years, principally due to an expansion in its ongoing research programs. None of the Company’s employees is a member of a labor union. The Company believes that it maintains good relations with its employees.
The table and text below provide certain descriptive information about our senior management and directors following the Merger.

Name	Age	Position	First Elected	Term Expires

Joel E. Bernstein, M.D.	66	President and Chief Executive Officer; Director, Chairman of the Board	2008	2009

Scott B. Phillips, M.D.	48	Senior Vice President, Scientific Affairs; Director	2008	2009

David Starr	39	Vice President, Chief Financial Officer, Secretary	—	—

Curtis Lockshin, Ph.D.	48	Director	2006	2009

Robert A. Yolles	68	Director, Audit Committee Chair	2008	2009

Glenn L. Halpryn	48	Director	2006	2009

Neal S. Penneys, M.D., Ph.D.	66	Director, Audit Committee Member	2008	2009

Subbarao Uppaluri, Ph.D.	59	Director, Audit Committee Member	2008	2009
Executive Officers
Joel E. Bernstein, M.D. is Winston’s founder and has served as Winston’s Chief Executive Officer since 2002 and prior to the Merger as a director of Winston since 2002. Before founding Winston, Dr. Bernstein was the founder, Chairman, and Chief Executive Officer of GenDerm Corporation, a pharmaceutical company that was acquired by Medicis Pharmaceutical Corporation in 1997. Previously, Dr. Bernstein was head of dermatopharmacology at Northwestern University Medical School and the University of Chicago Pritzker School of Medicine. Dr. Bernstein has also held senior scientific positions at Abbott Laboratories and Schering-Plough Corporation. He has authored more than 125 scientific publications and holds over 150 patents. Dr. Bernstein received a B.A. from Carleton College and an M.D. from the University of Chicago Pritzker School of Medicine, where he received the Roche Award for ranking first in his class. He completed specialty training programs in both dermatology and clinical pharmacology at the University of Chicago. Dr. Bernstein is a past president of the University of Chicago Medical and Biological Alumni Association. In 1988, he was chosen as the Illinois high-tech entrepreneur of the year by KPMG and the State of Illinois. Dr. Bernstein was also the founder and non-executive chairman of Sirius Laboratories, Inc., a dermatologic products company acquired in 2006 by DUSA Pharmaceuticals.
Scott B. Phillips, M.D. has been Winston’s Senior Vice President, Scientific Affairs since April 1999. Previously Director of Drug Discovery at GenDerm Corporation, Dr. Phillips has 15 years of experience in the pharmaceutical industry. In addition, he has been Chief of the Clinical Investigations Unit at Harvard Medical School and Clinical Assistant Professor of Dermatology and Medicine at the University of Chicago Pritzker School of Medicine. He received a B.A. in biology from Cornell University and an M.D. from Harvard University.

David Starr has been Winston’s Vice President and Chief Financial Officer since November 2007 and he has served as Winston’s sole director since the Merger. From August 2005 to October 2007, Mr. Starr was a Chief Financial Officer of DayOne Health, which set up and managed bariatric surgery programs for ambulatory surgery centers. From October 2003 to August 2005, Mr. Starr was a Chief Financial Officer and Director of Operations Research of MSO Medical, a national obesity disease management company serving hospitals with a proprietary version of the gastric bypass surgery. From March 1998 to September 2003, Mr. Starr served in senior management positions at several technology companies. From September 1991 to March 1998, Mr. Starr was an audit manager with Arthur Andersen’s Enterprise Group. Mr. Starr has an MBA from Northwestern’s Kellogg Graduate School of Business and a BS in Accounting from Indiana University, Bloomington.
Outside Directors
Curtis Lockshin, Ph.D. Since 2003, Dr. Lockshin has been an independent pharmaceutical and life sciences consultant, focused on small companies that seek to leverage their technology assets inside healthcare, biotechnology and security sectors. At Sepracor Inc. from 1998 to 2002, as a Scientist, Associate Director, and Director of Discovery Biology & Informatics, Dr. Lockshin was instrumental in establishing the New Leads program, which delivered novel chemical entities into the preclinical pipeline. In 2002-2003, while Director of Discovery Biology at Beyond Genomics, Inc., Dr. Lockshin co-developed strategies for utilizing proprietary technology platforms in clinical trial optimization and prediction of off-target drug activities. Since 2004, Dr. Lockshin has served on the Board of Directors of the Ruth K. Broad Biomedical Research Foundation, a Duke University support corporation, which supports basic research related to Alzheimer’s disease and neurodegeneration via intramural, extramural, and international grants. Dr. Lockshin has been a director of clickNsettle.com, Inc. since September 2007. Dr. Lockshin is a co-inventor on several U.S. patents and applications covering pharmaceuticals, biomaterials, and optics for remote biochemical sensing. He holds a Bachelor’s degree in Life Sciences and a Ph.D. in Biological Chemistry, both from the Massachusetts Institute of Technology.
Robert A. Yolles, J.D. served as a director of Winston prior to the Merger since 2002, and is a retired partner of the international law firm Jones Day. While a partner, he served as the chair of the Firm’s domestic and international finance practices and, previously, co-chair of the Firm’s corporate practice. He received a B.A. and J.D. from Northwestern University.
Glenn L. Halpryn is a Miami based private investor. Since December 2008, Mr. Halpryn has been a member of the Board of Directors of Ideation Acquisition Corp., a publicly traded SPAC (Special Purpose Acquisition Corporation), seeking to effect a merger in the digital media sector. Since July 2008, Mr. Halpryn has been Chairman and President of QuikByte Software, Inc., a publicly traded shell company listed on the OTC Bulletin Board. QuikByte is seeking to effect a merger with an operating company.
Mr. Halpryn was Chairman of the Board and Chief Executive Officer of the Company prior to the Merger. Mr. Halpryn has been a Director of the Company since the Merger. He is Chairman of the Company’s Compensation Committee.
Mr. Halpryn was Chairman of the Board and Chief Executive Officer of ClickNSettle.com, Inc., a publicly traded shell company traded on the OTC Bulletin Board from October 2007 until ClickNSettle.com, Inc. merged with Cardo Medical on September 2008. Cardo Medical is a Los Angeles based company specializing in the manufacturing and distribution of knee, hip and spinal implants and surgical instruments for these procedures. Mr. Halpryn was a director of Ivax Diagnostics, Inc., an AMEX listed corporation specializing in the manufacturing and distribution of diagnostic products from October 2002 until September 2008. Mr. Halpryn was also a member of its Audit Committee and Chairman of its Compensation Committee. Mr. Halpryn was President of Longfoot Communications, a publicly traded shell company traded on the OTC Bulletin Board from March 2008 until Longfoot Communications merged with Kidville in July 2008. Kidville is a New York based company which operates large educational and recreational upscale facilities, catering to newborns through five-year old children and their families. Mr. Halpryn is Chief Executive Officer and a director of Transworld Investment Corporation (“TIC”), serving in such capacity since June 2001. TIC is a private company involved in various activities including residential and commercial real estate development and investments in private and public companies. From 1984 to June 2001, Mr. Halpryn served as Vice President/Treasurer of TIC. In addition, since 1984 Mr. Halpryn has been engaged in real estate investment and development activities. Mr. Halpryn was Chairman of the Board and Chief Executive Officer of Orthodontix, Inc., a public company, from April 2001 until Orthodontix merged with Protalix BioTherapeutics, Inc. in December 2006. Protalix is an Israeli biotech company listed on the American Stock Exchange. From 2000 to 2007, Mr. Halpryn was an investor and the managing member of investor groups that were joint venture partners with one of the largest homebuilders in the United States, in 26 land acquisition and development projects with total project revenues of over $1 billion. Currently Mr. Halpryn is the developer of one of the largest properties in Greater Jacksonville, consisting of 1,200 acres. The property is in the process of being rezoned into mixed use consisting of industrial, commercial and residential uses. Since June 1987, Mr. Halpryn has been the President of and beneficial holder of stock of United Security Corporation, a broker-dealer registered with FINRA. Mr. Halpryn holds a Series 7 and Series 24 principal license. From April 1988 through June 1998, Mr. Halpryn was Vice Chairman of Central Bank, a Florida state-chartered bank. Mr. Halpryn was a member of the Bank’s loan committee, audit committee, and chairman of the investment committee. Mr. Halpryn holds a Bachelor’s of Science in Business Administration from the University of Florida.

Neal S. Penneys, M.D., Ph.D., is currently a dermatopathologist with AmeriPath, American Laboratories, Fort Lauderdale, Florida. Prior to joining AmeriPath, from 1999-2001 Dr. Penneys served as Associate Dean, Chief Operating Officer, Saint Louis University Health Sciences Center, and from 1995-1999 as Chairperson, Department of Dermatology, Saint Louis University School of Medicine. Dr. Penneys has served on many Boards, including those of the audit committee of the American Academy of Dermatology, the American Society of Dermatopathology, GenDerm Corporation and Sirius Laboratories, Inc. He was a senior consultant to the FDA from 1989-2006, and from 1985-2004 served on several FDA Advisory Panels including those for Dermatologic Drugs and for Orphan Drugs. Dr. Penneys received a B.A. from Franklin and Marshall College, a M.D. from the University of Pennsylvania, a Ph.D. from the University of Miami, and an M.B.A. from St. Louis University.
Subbarao Uppaluri, Ph.D.. has served as a member of our board of directors since September 2008. Dr. Uppaluri has served as Senior Vice President and Chief Financial Officer of OPKO Health Inc. since (NYSE Amex:OPK) May 2007. Dr. Uppaluri served as the Vice President, Strategic Planning and Treasurer of IVAX from 1997 until December 2006. Before joining IVAX, from 1987 to August 1996, Dr. Uppaluri was Senior Vice President, Senior Financial Officer and Chief Investment Officer with Intercontinental Bank, a publicly traded commercial bank in Florida. In addition, he served in various positions, including Senior Vice President, Chief Investment Officer and Controller, at Peninsula Federal Savings & Loan Association, a publicly traded Florida S&L, from October 1983 to 1987. His prior employment, during 1974 to 1983, included engineering, marketing and research positions with multinational companies and research institutes in India and the United States. Dr. Uppaluri currently serves on the board of directors of Ideation Acquisition Corp. (NYSE Amex:IDI), a special purpose acquisition company formed for the purpose of acquiring business in digital media, Kidville, Inc. (OTCBB:KVIL), which operates large, upscale facilities, catering to newborns through five-year-old children and their families and offers a wide range of developmental classes for newborns- 5 years old and Cardo Medical, Inc.(OTCBB:CDOM), an early-stage orthopedic medical device company specializing in designing, developing and marketing reconstructive joint devices and spinal surgical devices, and Non-Invasive Monitoring Systems, Inc., (OTCBB:NIMU), a medical devices company.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of copies of such forms submitted to the Company, we believe that all persons subject to the requirements of Section 16(a) filed such reports on a timely basis in 2008, except that the initial statements of beneficial ownership of Form 3 of Dr. Joel E. Bernstein, our president and chief executive officer, and Dr. Scott B. Phillips, our Senior Vice President, Scientific Affairs, were each filed two business days after the due date.
Code of Business Conduct and Ethics
The Company has adopted a code of business conduct and ethics within the meaning of Item 406 of Regulation S-K that applies to its officers (including our principal executive officer and principal financial officer) and employees. The code of ethics is posted on the Company’s website at www.winstonlabs.com. The Company shall include on its website any amendments to, or waivers from, a provision of its code of ethics that applies to the Company’s chief executive officer and chief financial officer, or persons performing similar functions, that relate to any element of the code of business conduct and ethics.
Stockholder Communications with the Board of Directors
All stockholder communications must (i) be addressed to the Chief Financial Officer of the Company, Winston Pharmaceuticals, Inc., 100 North Fairway Drive, Suite 134, Vernon Hills, Illinois, 60061, or at the CFO’s internet e-mail address at dstarr@winstonlabs.com, (ii) be in writing either in print or electronic format, (iii) be signed by the stockholder sending the communication, (iv) indicate whether the communication is intended for a specific director(s), the entire Board of Directors, the Nominating and Governance Committee, or all non- management directors, (v) if the communication relates to a stockholder proposal or director nominee, identify the number of shares held by the stockholder, the length of time such shares have been held, and the stockholder’s intention to hold or dispose of such shares, provided that the Board of Directors and the Nominating and Governance Committee will not entertain stockholder proposals or stockholder nominations from stockholders who do not meet the eligibility and procedural criteria for submission of shareholder proposals under SEC Rule 14a-8 of Regulation 14A under the Exchange Act, and (vi) if the communication relates to a director nominee being recommended by the stockholder, must include appropriate biographical information of the candidate.

Upon receipt of a stockholder communication that is compliant with the requirements identified above, the Chief Financial Officer shall promptly deliver such communication to the appropriate board or committee member(s) identified by the stockholder as the intended recipient of such communication by forwarding the communication to either the Chairman of the Board of Directors with a copy to the chief executive officer, the Chairman of the Nominating and Governance Committee, or the non-management directors, as the case may be.
The Chief Financial Officer may, in his sole discretion and acting in good faith, provide copies of any such stockholder communication to any one or more directors and executive officers of the Company, except that in processing any stockholder communication addressed to the non-management directors, the Chief Financial Officer may not copy any member of management in forwarding such communication to such directors.
Audit Committee
The Board of Directors has established an audit committee in accordance with Section 3(a)(58)(A) of the Exchange Act. The Board has designated from among its members Robert A. Yolles, Neal S. Penneys and Subbarao Uppaluri as the members of the Audit Committee. The primary functions of the Audit Committee are to represent and assist the Board of Directors with the oversight of:
•	appointing, approving the compensation of, and assessing the independence of the Company’s independent auditors;

•	overseeing the work of the Company’s independent auditors, including through the receipt and consideration of certain reports from the independent auditors;

•	reviewing and discussing with management and the independent auditors the Company’s annual and quarterly financial statements and related disclosures;

•	coordinating the Board of Director’s oversight of the Company’s internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;

•	establishing procedures for the receipt and retention of accounting related complaints and concerns;

•	meeting independently with the Company’s independent auditors and management; and

•	preparing the audit committee report required by SEC rules.
The Board of Directors has determined that Subbarao Uppaluri is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11. Executive Compensation
Summary Compensation Table
The following table sets forth information concerning the compensation paid by Winston and/or the Company, as applicable, during the fiscal years ended December 31, 2008 and 2007 to the Company’s Chief Executive Officer, the Company’s former Chief Executive Officer and the next two most highly compensated executive officers whose salary and bonus for the year exceeded $100,000 and who served as an executive officer of each of the respective companies as of, or during the fiscal year ended, December 31, 2008 (each, a “Named Executive Officer”).

				Option		All Other	Total
Name and Principal			Salary	Awards	Bonus	Compensation	Compensation
Position	Year		($)	($)(1)	($)	($)(2)	($)
Joel E. Bernstein, M.D.	2008		242,000	—	25,000	23,570	290,570
President and Chief	2007		235,000	38,158	—	17,986	291,144
Executive Officer of the Company and; Director of Winston

Scott B. Phillips, M.D.	2008		221,000	—	14,500	20,840	256,340
Senior Vice President,	2007		210,000	73,695	—	16,728	300,423
Scientific Affairs of the Company and: Director of the Company

David Starr, Vice	2008		200,000	—	14,500	3,883	218,383
President, Chief	2007	(3)	33,333	—	—	—	33,333
Financial Officer, Secretary of the Company and; Director of Winston

Glenn L. Halpryn (4),	2008		—	—	—	—	—
Former Chief Executive	2007		—	—	—	—	—
Officer of the Company; Director of the Company

(1)
Represents the expense to Winston pursuant to FAS 123R for the respective year for restricted stock options granted as long term incentive pursuant to 2007 Option Plan. No options were granted to the above officers for fiscal years 2008 and 2007.

(2)
Dr. Bernstein, Dr. Phillips and Mr. Starr received additional compensation in 2008 and 2007, comprised of the following components: 401(k) matching contributions in 2008 of $9,665, $9,405, and $0, respectively and in 2007 in amounts of $7,050, $6,300, and $0 , respectively; insurance premium payments in 2008 in amounts of $13,905, $11,435, $3,883 respectively, and in 2007 in amounts of $10,936, $10,428 and $0 respectively.

(3)	David Starr began his employment in November, 2007.

(4)
Mr. Halpryn served as Chief Executive Officer and Director of the Company until the date of the Merger, when he resigned from his executive role. He remains on the board. Mr. Halpryn received no compensation in 2008 or 2007 in connection with his service as an officer.

Outstanding Equity Awards at Fiscal Year-End
The following table provides information regarding exercisable and unexercisable option and stock awards held by the Named Executive Officers as of December 31, 2008.

	Number of Securities
	Underlying		Option	Option
	Unexercised Options		Exercise	Expiration
Name	(#) Exercisable (1)		Price ($)	Date
Joel E. Bernstein, M.D.	231,670	(2)	0.36	1/12/2009
	661,913		0.37	4/6/2010
Scott B. Phillips, M.D.	158,859		0.28	5/3/2009
	397,148		0.28	10/18/2009
	205,193		0.33	12/10/2012
	231,670		0.33	1/12/2014
	661,913		0.34	4/6/2015

(1)	In conjunction with the Merger, Winston’s Board of Directors voted to accelerate the vesting of all unvested stock options as of October 30, 2007.

(2)	On January 12, 2009, Dr. Joel E. Bernstein exercised 231,670 options.
Narrative Disclosure to Summary Compensation Table; Additional Narrative Disclosure
Employment and Consulting Agreements; Termination, Severance and Change-in-Control Matters
The Company and Winston have entered into certain employment and severance agreements with certain of our Named Executive Officers. Such agreements are summarized below. Such summaries are intended solely as a synopsis of the material terms of such agreements and are qualified in their entirety by the terms and provisions of such agreements.
Joel E. Bernstein, M.D. Employment Agreement
In connection with the Merger, we entered into an employment agreement with Dr. Joel Bernstein, effective on the date of the Merger. The agreement provides that Dr. Bernstein will serve as President and Chief Executive Officer, or Vice Chairman in the event that the Board hires a new Chief Executive, for a term of two years. His base salary under the agreement is $260,000 for the first year of the agreement and $280,000 for the second. Dr. Bernstein will be eligible to receive bonuses in such amounts and in such form as may be determined by the Board if awarded by the Board, as well as medical insurance, life insurance, 401(k) participation and six weeks of vacation annually.
Under the agreement, Dr. Bernstein is allowed to pursue other employment during the period he is employed by us, provided he devotes at least 60% of his working time to us. He has also assigned to Winston all patents relating to pharmaceutical products that he invents following the date of the agreement, except those related to dermatological and ophthalmic products.
The agreement provides that we may terminate Dr. Bernstein for any reason; however, if such termination is not due to Cause, death or Disability, we will be required to pay the following:
•	the base salary in effect on the date of termination for the twelve months following termination;
•	life insurance benefits, to the same extent as provided to similarly situated employees, for the twelve months following termination;
•	medical insurance continuation coverage under COBRA up to twelve months following termination; and
•	all benefits not fully vested will vest on the date of termination.

Dr. Bernstein will not be entitled to any such compensation or benefits if he breaches any of the covenants in the agreement relating to the protection of confidential information, non-disclosure, non-competition and non-solicitation. He will also not be entitled to any compensation or other benefits under the Agreement if his employment is terminated for Cause.
As used in Dr. Bernstein’s employment agreement, the following terms have the following definitions:
“Cause” means the following: (i) the conviction of Dr. Bernstein of, or the entry of a plea of guilty or nolo contendere by Dr. Bernstein to, any misdemeanor involving moral turpitude or any felony; (ii) fraud, misappropriation or embezzlement by Dr. Bernstein with respect to the Company or any subsidiary or affiliate thereof, including without limitation Winston; (iii) Dr. Bernstein’s willful failure, gross negligence or gross misconduct in the performance of his assigned duties for the Company or any subsidiary or affiliate thereof, including without limitation Winston; (iv) Dr. Bernstein’s material breach of a fiduciary duty to the Company or any subsidiary or affiliate thereof, including without limitation Winston; (v) any wrongful act or omission of Dr. Bernstein not at the express direction of the Board of Directors of the Company or any subsidiary or affiliate thereof, including without limitation Winston, that reflects materially and adversely on the integrity and reputation for honesty and fair dealing of the Company or any subsidiary or affiliate thereof, including without limitation Winston, or has a material detrimental effect on the Company’s financial condition, position or business, or the financial condition, position or business of any subsidiary or affiliate thereof, including without limitation Winston; or (vi) the breach by Dr. Bernstein of any material term of his employment agreement (provided that in the case of clauses (iii),(iv),(v) and (vi) (but excluding breaches of Section 6 or 7 (i.e., confidentiality, non-solicitation and non-competition provisions), the Company shall have provided Dr. Bernstein with written notice of the acts, breaches or other events that would otherwise constitute “Cause” thereunder and Dr. Bernstein shall have failed to cure or remedy such acts, breaches or other events within ten (10) days following receipt of such notice, and provided further that the failure of the Company or any subsidiary to achieve any financial objective shall not serve as the basis for Cause hereunder).
“Disability” means the incapacity of Dr. Bernstein due to physical or mental illness where Dr. Bernstein has been unable to perform his duties during the preceding 90 days, or where said incapacity has been determined to exist or have existed such that he is or was unable to perform his previously assigned duties, and that such incapacity continued, has continued and/or will continue for such period of time for at least 90 days during any consecutive 365 day period by either (i) the liability insurance carrier for the Company or its subsidiaries or (ii) the concurring opinions of two board certified, licensed physicians (as selected one by the Company and one by Dr. Bernstein); provided that Dr. Bernstein shall, within 15 days after the written request of the Company or any subsidiary or affiliate thereof, including without limitation Winston, submit to a physical and/or mental examination for purposes of determining Disability.
Scott B. Phillips, M.D. — Severance Agreements
Winston has entered into two separate agreements dated as of October 8, 2003 (the “Phillips Change in Control Agreement”) and January 26, 2006 (the “Phillips Severance Letter”, and collectively with the Change in Control Agreement, the “Phillips Severance Agreements”) with Scott B. Phillips, its Senior Vice President and Chief Scientific Officer, which together outline the terms upon which Dr. Phillips’ employment with Winston may be terminated and the conditions upon which certain severance payments will be made to Dr. Phillips in the event of such termination, including termination of his employment in connection with a change in control of Winston.
Pursuant to the terms of the Phillips Severance Letter, Winston may terminate Dr. Phillips’ employment at any time upon thirty (30) days written notice. Dr. Phillips may terminate his employment with Winston at any time upon fourteen (14) days written notice. If Dr. Phillips’ employment is terminated by Winston, then Dr. Phillips is entitled to receive by reason of such termination his base salary and life insurance benefits in effect at the time of such termination for an additional six (6) months from the termination date. Any COBRA benefits shall begin at the conclusion of such six (6) month period. All other benefits that are not fully vested on the termination date shall cease and be extinguished on such date. If Dr. Phillips terminates his employment for any reason, all salary and benefits that are not fully-vested, including any and all unvested bonuses, shall cease and be extinguished on the termination date.

Pursuant to the terms of the Phillips Change in Control Agreement, in the event Dr. Phillips’ employment with Winston is terminated by Winston following a change in control of Winston, Dr. Phillips shall be entitled to receive the following severance compensation (“Change in Control Severance”): (i) a lump-sum severance payment equal to two times his annual salary at the highest rate in effect at any time prior to such termination, plus incentive pay in an amount not less than the highest incentive, bonus or other cash payment made to Dr. Phillips in addition to his salary in any of the three years immediately preceding the year in which the change in control occurred and (ii) for a period of twenty-four (24) months following the termination date, welfare benefits (but excluding stock option, stock purchase, stock appreciation and similar compensatory benefits) substantially similar to those which Dr. Phillips was entitled to receive immediately prior to the termination date, reduced to the extent comparable welfare benefits are actually received by Dr. Phillips from another employer during such period.
Dr. Phillips shall also be entitled to receive Change in Control Severance following a change in control of Winston, if he terminates his employment following: (i) failure by Winston to elect or re-elect Dr. Phillips to the position (or a substantially equivalent position) he held immediately prior to the change in control, or the removal of Dr. Phillips as a director of Winston if he was a director immediately prior to the change in control; (ii) a significant adverse change in the nature or scope of Dr. Phillips’ duties, or a reduction in his base pay, incentive pay or benefits; (iii) a good faith determination by Dr. Phillips that a change in circumstances (e.g. a change in the scope of business or Dr. Phillips’ responsibilities) has occurred following a change in control; (iv) the liquidation, dissolution, merger, consolidation, or reorganization or sale of substantially all of Winston’s assets, unless the successor assumes all duties and obligations under the Phillips Change in Control Severance Agreement; (v) the relocation of Winston’s principal executive offices or of Dr. Phillips’ principal location of work in excess of 25 miles from the location thereof immediately prior to the change in control, or the requirement that Dr. Phillips travel away from his office in the course of discharging his duties to Winston at least 20% more often than was required immediately prior to the change in control; and (vi) the material breach of the Phillips Change in Control Agreement by Winston or its successor.
Dr. Phillips will not be entitled to receive Change in Control Severance if his employment is terminated for Cause or due to Dr. Phillips’ death or permanent disability.
As used in the Phillips Change in Control Agreement, “Cause” means:
(i)	an intentional act of fraud, embezzlement or theft in connection with Dr. Phillips’ duties or in the course of his employment with Winston or a subsidiary thereof;

(ii)	intentional wrongful damage to the property of Winston or a subsidiary thereof;
(iii)	intentional wrongful disclosure of secret processes or confidential information of Winston or a subsidiary thereof; or
(iv)
intentional wrongful engagement by Dr. Phillips in the management of any business enterprise that engages in substantial and direct competition with Winston and such enterprise’s sales of any product or service competitive with any of Winston’s products or services amounted to 10% of the net sales of such enterprise and of Winston for their respective most recently-completed fiscal years.

Compensation of Directors
The following table provides information regarding compensation of directors for the year ended December 31, 2008.

	Fees earned or
	Paid in Cash	Stock Awards	Total
Name	($)	($)	($)
Robert A. Yolles(1)	3,125	—	3,125
Glenn L. Halpryn(2) (3)	2,450	—	1,200
Alan Jay Weisberg(2)	1,200	—	1,200
Noah M. Silver(2)	1,200	—	1,200
Curtis Lockshin Ph.D.(2) (3)	2,450	—	1,200
Neal S. Penneys, M.D., Ph.D. (3)	1,250	—	1,250
Subbarao Uppaluri, Ph.D. (3)	1,250	—	1,250
Jeffrey Bernstein, Ph.D. (4)	1,875	—	1,875

(1)
Reflects: (i) $1,875 in fees paid to Mr. Yolles service on Winston’s Board of Directors for three fiscal quarters prior to the Merger and (ii) $1,250 in fees for service on the Company’s Board of Directors for one fiscal quarter subsequent to the Merger.

(2)	Reflects $1,200 in fees paid to each of Messrs Halpryn, Weisberg, and Silver, and to Dr. Lockshin, for service on the Company’s Board of Directors for three fiscal quarters prior to the Merger.

(3)	Reflects $1,250 in fees paid to each of Drs. Penneys, Uppaluri, and Lockshin, and to Mr. Halpryn for service on the Company’s Board of Directors for one fiscal quarter subsequent to the Merger.

(4)	Reflects $1,875 in fees paid to Dr. Jeffrey Bernstein the son of Dr. Joel Bernstein for service on Winston’s Board of Directors for three fiscal quarters prior to the Merger.
Each of our non-employee directors currently receives $1,250 per quarter. Directors do not receive additional compensation for attendance at meetings. Directors who are also employees do not receive compensation for their service on the Board.

Effective as of the time of our Merger with Winston, Jeffrey Bernstein, Alan Jay Weisberg and Noah M. Silver resigned from the Board of Directors.
Compensation Committee Interlocks and Insider participation; Compensation Committee Report
We are a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K and, pursuant to Item 407(g)(2) of Regulation S-K, we are not required to make the disclosures otherwise required by Item 407(e)(4) and (e)(5) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
2008 Equity Compensation Plan Information

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	3,626,731	$0.32	5,723,892
The Company has adopted the 1999 Stock Option Plan, as amended, and the Stock Option Plan for Non-Employee Directors, as amended, collectively the “Plans.” The Plans provide for the granting of incentive stock options to officers and other employees of the Company, and non-qualified stock options to directors and consultants of the Company. The total number of shares of common stock authorized for issuance under the Plans is 9,708,055. The options are exercisable at various dates and will expire no more than ten years from their date of grant. The exercise price and the duration of each option are determined by the Board of Directors. In the case of incentive stock options, the exercise price may not be less than 100% of the fair market value of the Company’s common stock at the date of grant. For holders of more than 10% of the Company’s total combined voting power of all classes of stock, incentive stock options may not be granted at less than 110% of the fair market value of the Company’s common stock at the date of grant and for a term not to exceed five years. The Company did not grant any options in 2008. In July 2008, 446,791 options were forfeited by a past Director of the Company when rights to exercise those options lapsed.
Voting Securities and Principal Stockholders
Prior to the 8-1 reverse stock split, our voting securities consisted of our common stock, par value $0.001 per share, of which 440,851,441 shares were outstanding, our Series A Convertible Preferred Stock, of which 101,849 shares were outstanding, and our Series B Convertible Preferred Stock, of which 73,332 shares were outstanding. Each share of preferred stock was convertible into 1,000 shares of common stock. The holders of our voting securities are entitled to one vote for each outstanding share of common stock, including outstanding shares of preferred stock on an as-converted basis, on all matters submitted to our stockholders.
On December 15, 2008 the Company amended its Certificate of Incorporation to provide for the reduction of the total number of issued and outstanding shares of the Company’s common stock, par value $.001 per share (“Common Stock”) and its preferred stock, par value $.001 per share (“Preferred Stock”), by exchanging each eight (8) shares of such issued and outstanding shares of Common Stock and Preferred Stock for one (1) share of Common Stock or Preferred Stock, respectively.
As of March 26, 2009, our voting securities consist of our common stock, par value $0.001 per share, of which 55,338,034 shares are outstanding, our Series A Convertible Preferred Stock, of which 12,730 shares are outstanding, and our Series B Convertible Preferred Stock, of which 9,157 shares are outstanding. The following tables contain information regarding record ownership of our common stock as or March 26, 2009 held by:
•	persons who own beneficially more than 5% of our outstanding voting securities,

•	our directors,

•	named executive officers, and

•	all of our directors and officers as a group.

Management and Directors:	Shares Beneficially Owned	Percentage Ownership

Joel E. Bernstein, M.D.(1)	26,398,432	29.5%
Scott B. Phillips, M.D.(2)	2,152,580	2.4%
David Starr	0	*
Curtis Lockshin, Ph.D.	1,250	*
Robert A. Yolles(3)	368,663	*
Glenn L. Halpryn(4)	354,942	*
Neal Penneys, M.D., Ph.D.	411,862	*
Subbarao Uppaluri, Ph.D.(5)	299,351	*

All officers and directors As a group (8 people)	29,987,080	33.6%

5% Stockholders	Shares Beneficially Owned	Percentage Ownership
Frost Gamma Investments(6), (7)	26,575,429	29.6%
Jeffrey Bernstein(8)	5,165,324	5.7%
David Bernstein(9)	4,982,129	5.5%
Rebecca Zelken(10)	4,983,129	5.5%

*	Less than 1%.

(1)
Includes 661,913 shares of common stock underlying options. Also includes 12,709,386 shares of common stock that are beneficially owned by Dr. Bernstein’s wife, with respect to which Dr. Bernstein disclaims any beneficial ownership.

(2)	Includes 1,654,782 shares of common stock underlying options.

(3)
Includes 281,313 shares of common stock underlying options. Also includes 4,350 shares of common stock that are beneficially owned by Mr. Yolles’s wife, with respect to which Mr. Yolles disclaims any beneficial ownership.

(4)	Includes 229,161 shares of common stock underlying shares of Series B Convertible Preferred Stock.

(5)
Includes 127,313 shares of common stock underlying Series A Convertible Preferred Stock and 89,589 shares of common stock underlying warrants to purchase shares of Series A Convertible Preferred Stock.

(6)
Includes 12,476,548 shares of common stock underlying shares of Series A Convertible Preferred Stock and 8,779,797 shares of common stock underlying warrants to purchase shares of Series A Convertible Preferred Stock and 4,583,222 shares of common stock underlying shares of Series B Convertible Preferred Stock.

(7)
As the sole trustee of the Frost Gamma Investments Trust, Dr. Phillip Frost may be deemed the beneficial owner of all shares owned by the trust by virtue of his power to vote or direct the vote of such shares or to dispose or direct the disposition of such shares owned by the trust.

(8)
Includes 250 and 1,500 shares of common stock that are beneficially owned by Mr. Bernstein’s wife and children, respectively, with respect to which, Mr. Bernstein disclaims any beneficial ownership. Jeffrey Bernstein is the son of Dr. Joel E. Bernstein.

(9)
Includes 250 and 500 shares of common stock that are beneficially owned by Mr. Bernstein’s wife and his child, respectively, with respect to which, Mr. Bernstein disclaims any beneficial ownership. David Bernstein is the son of Dr. Joel E. Bernstein.

(10)
Includes 250 and 1,500 shares of common stock that are beneficially owned by Mrs. Zelken’s husband and his children, respectively, with respect to which, Mrs. Zelken disclaims any beneficial ownership. Rebecca Zelken is the daughter of Dr. Joel E. Bernstein.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Person Transactions
Opko License
On September 19, 2007, Winston entered into an exclusive technology license agreement with Opko Ophthalmologics, LLC (“OPKO”). Under the terms of the license agreement, Winston granted OPKO an exclusive license to the proprietary rights of certain products (pharmaceutical compositions or preparations containing the active ingredient civamide in formulations suitable for use in the therapeutic or preventative treatment of ophthalmic conditions in humans). In exchange, OPKO paid Winston a license fee of $100,000 and is required to pay a 10% royalty on sales of the product. In addition, the agreement requires OPKO to pay Winston a non-refundable payment of $5,000,000 upon approval of a marketing authorization by OPKO on the product described in the agreement. In addition, under the terms of the agreement, OPKO and the Company agreed to equally share the cost related to manufacturing and clinical supplies of Civamide Nasal solution. During 2008, OPKO reimbursed Winston approximately $80,000 for such costs. In addition, the agreement calls for OPKO to reimburse Winston for certain legal expenses Winston has incurred related to keratoconjunctivitis. In 2008, approximately $38,000 of legal fees were billed to OPKO, and is included in related party receivable on the Consolidated Balance Sheets as of December 31, 2008. Subsequent to December 31, 2008, OPKO paid $38,000 of the balance due. Phillip Frost, M.D. is the Chairman and Chief Executive Officer of OPKO’s parent company, Opko Health, Inc. (“Opko Health”), and as of February 23, 2009 was the beneficial owner of 52% of Opko Health’s common stock. Dr. Frost is also the beneficial owner of 735,862 shares of (1.34%) the Company’s common stock, 12,476 shares of the Company’s Series A Convertible Preferred Stock, 8,779 warrants to purchase Series A Convertible Preferred Stock, and 4,583 shares of the Company’s Series B Convertible Preferred Stock. Furthermore, Subbarao Uppaluri, Ph.D., the Senior Vice President — Chief Financial Officer of Opko Health, is the beneficial owner of 82,449 shares (0.15%) of the Company’s common stock, 127 shares of the Company’s Series A Convertible Preferred Stock and 90 warrants to purchase Series A Convertible Preferred Stock and is a director of the Company.
Elorac License
On August 14, 2007, Winston entered into an exclusive technology license agreement with Exopharma, Inc., now known as Elorac, Inc. (“Elorac”). Robert Yolles, a director of the Company is also a director of Elorac. In addition, Elorac is an entity that is controlled by Dr. Bernstein, CEO of Winston and the Company. Under the terms of the license agreement, Winston granted Elorac an exclusive license to the proprietary rights of certain products (≤ 0.025% civamide with the stated indication of psoriasis of the skin). In exchange, Elorac paid Winston a license fee of $100,000 and is required to pay a 9% royalty on sales of the product. In addition, the agreement requires Elorac to pay Winston a non-refundable payment of $250,000 upon approval of a Marketing Authorization by Elorac on the product(s) described in the agreement. On October 27, 2008 Winston and Elorac (aka Elorac) mutually terminated the above license agreement. As a result of this mutual termination, Winston paid Elorac $105,000 in November 2007, in exchange for Winston retaining all the proprietary rights under the original agreement. Since inception, Elorac has been located in the same offices as Winston and therefore has shared in certain of Winston’s expenses such as rent, utilities, internet usage, etc. The amount of Elorac’s share of such expenses is based on various allocation factors related to a particular expense. Winston has received approximately $128,323 in 2008 for such services, which are included as a reduction of Winston’s expenses on the Consolidated Statement of Operations.
Gideon Pharmaceuticals, Inc.
In November 2005, Winston spun off Gideon Pharmaceuticals, Inc. (“Gideon”). Gideon received certain early-stage technologies not being actively developed by Winston, and all Winston shareholders were offered the opportunity to purchase Gideon shares on a pro-rata basis. Not all Winston shareholders purchased Gideon shares, but overlap in the shareholders of Winston and Gideon is very significant. Gideon is an independent entity and not a subsidiary of Winston; however, as part of the spin-off process, Winston did end up purchasing and maintaining a minority stake in Gideon (approximately 10.7% ownership), for the purpose of preserving the rights of those option holders in Winston prior to the Gideon spin-off. In particular, option holders in Winston prior to the spin off of Gideon had, upon exercise of their Winston options, an opportunity to purchase a pro-rata allotment of Gideon shares. During 2006, Winston undertook certain development projects on behalf of Gideon, which were billed back to Gideon at cost. As of December 31, 2006, Winston had a receivable due from Gideon of $2,642, which was included in related party receivables on Winston’s balance sheet and was subsequently collected in full in 2007. In October 2007, in connection with the Merger, Winston’s Board of Directors voted to distribute the shares of Gideon owned by Winston on behalf of the Winston option holders on a pro-rata basis to such option holders. As of December 31, 2007, Winston had no ownership stake in Gideon.

Sirius (DUSA) License
On January 30, 2006, Winston licensed to Sirius Laboratories, Inc., a company founded by Dr. Bernstein, the rights to market products containing anthralin owned by Winston, including a marketed 1% anthralin cream trade name Psoriatec®. The license had a two-year term which expired on January 31, 2008 and provided for the following key terms: (i) a 25% royalty on net sales; (ii) a $300,000 minimum royalty; and (iii) a $750,000 purchase option.
This agreement was assigned by Sirius to DUSA Pharmaceuticals, Inc. following DUSA’s purchase of Sirius. This license had been extended until September 30, 2008 by mutual written consent of the parties and the extension provides for continuing of the 25% royalty on net sales but eliminates the minimum royalty and purchase option. Under the technology license agreement, Winston recorded royalty revenue of $34,861 and $300,000 for the years ended December 31, 2008 and 2007, respectively. This agreement expired on September 30, 2008.
Packer’s-Pine Corporation
In 2006 and 2007, Winston assisted Packer’s-Pine Corporation (“Packer’s”) with distribution of certain personal care products and administration. Packer’s is a corporation whose chairman is Dr. Bernstein, president and CEO of the Company and two directors of the Company served on the board of directors of Packer’s. Under this arrangement, Packer’s reimbursed Winston for direct costs. The amount received by Winston from Packer’s as a fee for performing this function amounted to $0 during the years ended December 31, 2008 and 2007. Amounts due from Packer’s of $0 and $5,554 as of December 31, 2008 and 2007, respectively, are included in related party receivables in Winston’s balance sheet. In March 2008, Packer’s merged into Elorac.
Consulting Agreement with Jeffrey Bernstein
On September 30, 2007, Dr. Jeffrey Bernstein resigned as Senior Vice President and Chief Operating Officer of Winston, and entered into a consulting agreement with that company, effective as of October 1, 2007. Dr. Bernstein’s responsibilities as set forth in his consulting agreement include assisting with the Merger, interfacing with various of Winston’s service providers, aiding in the completion of audits of Winston’s financial statements for fiscal years 2006 and 2007, and working with Winston’s new Chief Financial Officer, David Starr. Pursuant to the terms of his consulting agreement, Winston agreed to compensate Dr. Bernstein at a rate of $150 per hour. Further, Winston agreed to reimburse Dr. Bernstein for all reasonable out-of-pocket expenses incurred in the course of his services to Winston, including, but not limited to, reasonable expenses related to travel, telephone, postage, and office supplies. The consulting agreement is terminable by either Dr. Jeffrey Bernstein or by Winston upon thirty (30) days notice to the other party. Dr. Jeffrey Bernstein is the son of Dr. Joel E. Bernstein, the President and Chief Executive Officer of the Company. Winston incurred $21,488 and $12,750 of expenses under the consulting agreement for years ended December 31, 2008 and 2007, respectively.
Sales of Stock of Getting Ready Corporation
On December 4, 2006, investors, including Glenn L. Halpryn of Miami, Florida, and Steven Jerry Glauser of Denver, Colorado, purchased an aggregate of 89% of the outstanding common stock of the Company from 45 shareholders for an aggregate purchase price of $636,000. The Company’s former chief executive officer assumed the Company’s liabilities in connection with the sale of his shares. In addition to purchasing the shares, the investors contributed an aggregate of $699,405 in working capital to the Company in exchange for shares of its common stock in a private placement. Following the transaction, the investors then beneficially owned an aggregate of 93.3% of the outstanding shares of the Company.

On March 21, 2007, the Company sold 9,349,777 shares of its restricted common stock to a group of investors led by Dr. Phillip Frost (the “Frost Investors”). The Frost Investors paid the Company $567,000 for the shares, which amount was approximately equal to the Company’s cash on hand on the purchase date. After the purchase, the Frost Investors beneficially owned 51% of the Company’s outstanding shares. Prior to the Merger, Dr. Frost was the beneficial owner of 5,699,533 shares of Winston Series A Preferred Stock, 4,010,784 warrants to purchase Winston’s Series A Convertible Preferred Stock and 2,093,706 shares of Winston Series B Preferred Stock.
Sales of Winston Stock for Bioglan Purchasers
In September 2007, Winston purchased all of the then outstanding ownership in Winston from Bioglan for $225,000. Winston also purchased all of the then outstanding ownership in Rodlen from Bioglan for $10,000. Subsequent to this transaction, Rodlen was merged into Winston on September 21, 2007. Both of these purchases were financed by the sale of 385,000 shares of Winston common stock to seven existing stockholders or option holders of Winston for an aggregate purchase price of $346,500, including 55,000 shares purchased by Robert A. Yolles, director of the Company, and 55,000 shares purchased by Carole Bernstein, spouse of Dr. Joel E. Bernstein, President and Chief Executive Officer of the Company.
Independence of Directors
The Board of Directors has determined that the following individuals are independent as defined by the listing standards of the NYSE Amex Market and the NASDAQ Stock Market: Messrs. Yolles, Penneys and Halpryn and Drs. Lockshin and Uppaluri. In reaching this conclusion, the Board of Directors considered family and employment relationships that such directors have with the members of the Board of Directors.
Item 14. Principal Accounting Fees and Services
Pre-Approval Policies and Procedures
Pursuant to its charter, the Audit Committee has the sole authority to select, evaluate and replace the Company’s independent registered public accountants (subject, if applicable, to stockholder ratification). The Audit Committee is directly responsible for the compensation and oversight of the work of the Company’s independent registered public accountants (including resolution of disagreements between management and the Company’s independent registered public accountants regarding financial reporting) for the purpose of preparing or issuing an audit report or related work. The Company’s independent registered public accountants are engaged by, and report directly to, the Audit Committee.
The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent registered public accountants, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act and SEC Rule 2-01(c)(7)(i)(C) of Regulation S-X, all of which are approved by the Audit Committee prior to the completion of the audit. In the event pre-approval for such auditing services and permitted non-audit services cannot be obtained as a result of inherent time constraints in the matter for which such services are required, the Chairman of the Audit Committee has been granted the authority to pre-approve such services provided that the Chairman of the Audit Committee presents for ratification such pre-approval to the Audit Committee at its next scheduled meeting. The Audit Committee has complied with the procedures set forth above, and has otherwise complied with the provisions of its charter.
Audit Fees
The aggregate fees incurred by the Company and its consolidated subsidiaries for fiscal years ended December 31, 2008 and 2007 for professional services rendered by McGladrey & Pullen LLP in connection with (i) the audit of the Company’s annual financial statements, (ii) the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarter ended September 30, 2008 and (iii) a consent issued in connection with the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2008, were $148,125 and $90,000, respectively.

Audit-Related Fees
The Company did not incur fees for fiscal years ended December 31, 2008 and 2007 for assurance and related services rendered by McGladrey & Pullen LLP in connection with (i) the performance of the audit or review of the Company’s financial statements, including 401(k) plan audits, (ii) due diligence assistance and (iii) assistance with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
Tax Fees
The aggregate fees incurred by the Company for fiscal years ended December 31, 2008 and 2007 for professional services rendered by RSM McGladrey, Inc. for tax compliance, tax advice and tax planning were $54,750 and $0, respectively. These services consisted of reviewing the Company’s tax returns.
All Other Fees
The Company did not incur any other fees for fiscal years ended December 31, 2008 and 2007 for services rendered by RSM McGladrey, Inc. or McGladrey & Pullen LLP.
PART IV
Item 15. Exhibits, Financial Statement Schedules
The following are filed as part of this Form 10-K:
(1)	Financial Statements: For a list of financial statements which are filed as part of this Form 10-K, See Item 8. Financial Statements and Supplementary Data on Page 24.

(2)	Exhibits

2.1
Merger Agreement and Plan of Reorganization dated as of November 13, 2007 by and among Getting Ready Corporation, Winston Laboratories, Inc. and Winston Acquisition Corp. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 13, 2007 and incorporated herein by reference).

2.2
First Amendment to Merger Agreement and Plan of Reorganization dated as of May 30, 2008 by and among Winston Laboratories, Inc., a Delaware corporation, Getting Ready Corporation, a Delaware corporation, and Winston Acquisition Corp., a Delaware corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated May 30, 2008 and incorporated herein by reference).

2.3
Second Amendment to Merger Agreement and Plan of Reorganization dated as of June 23, 2008 by and among Winston Laboratories, Inc., a Delaware corporation, Getting Ready Corporation, a Delaware corporation, and Winston Acquisition Corp., a Delaware corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 23, 2008 and incorporated herein by reference).

3.1	Certificate of Incorporation (filed as Exhibit 3.1A to the Company’s Registration Statement on Form SB-2 dated September 15, 2004 and incorporated herein by reference).

3.2	Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 3.1B to the Company’s Registration Statement on Form SB-2 dated September 15, 2004 and incorporated herein by reference).

3.3	Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 1 to the Company’s Form PRE14C dated December 7, 2007 and incorporated herein by reference).

3.4		Certificate of Amendment to Certificate of Incorporation (filed as Annex A to the Company’s DEF 14C dated September 22, 2008 and incorporated herein by reference).

3.5
Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of Getting Ready Corporation (filed as Exhibit 3.5 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2008 and incorporated herein by reference).

3.6
Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock of Getting Ready Corporation (filed as Exhibit 3.6 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2008 and incorporated herein by reference).

3.7		By-laws (filed as Exhibit 3.7 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2008 and incorporated herein by reference).

4.1		Form of Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2008 and incorporated herein by reference).

4.2
Form of Warrant to Purchase Series A Convertible Preferred Stock (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2008 and incorporated herein by reference).

4.3		Form of Lockup Agreement (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2008 and incorporated herein by reference).

10.1	+
License Agreement dated October 30, 2008 by and between Winston Laboratories, Inc. and sanofi-aventis Canada Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).

10.2
Voting Agreement dated as of September 25, 2008 between Getting Ready Corporation and certain stockholders of the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2008 and incorporated herein by reference).

10.3
Employment Agreement dated as of September 25, 2008 between Getting Ready Corporation and Joel E. Bernstein, M.D (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2008 and incorporated herein by reference).

10.4
Secrecy, Invention and Non-Competition Agreement dated as of October 5, 2007 by and between Winston Laboratories, Inc. and Joel E. Bernstein, M.D. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2008 and incorporated herein by reference).

10.5
Employment Letter Agreement dated October 3, 2007 between Winston Laboratories, Inc. and David Starr (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2008 and incorporated herein by reference).

10.6
Secrecy, Invention and Non-Competition Agreement dated as of October 3, 2007 by and between Winston Laboratories, Inc. and David Starr (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2008 and incorporated herein by reference).

10.7
Severance Agreement dated as of October 8, 2003 between Winston Laboratories, Inc. and Scott B. Phillips, M.D. (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2008 and incorporated herein by reference).

10.8
General Severance Letter Agreement dated January 26, 2006 between Winston Laboratories, Inc. and Scott B. Phillips, M.D. (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2008 and incorporated herein by reference).

10.9
Secrecy, Invention and Non-Competition Agreement dated as of October 5, 2007 by and between Winston Laboratories, Inc. and Scott B. Phillips, M.D. (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2008 and incorporated herein by reference).

10.10
Consultation Agreement dated September 30, 2007 between Winston Laboratories, Inc. and Jeffrey R. Bernstein, Ph.D. (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2008 and incorporated herein by reference).

10.11		Winston Laboratories, Inc. 1999 Stock Option Plan (filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2008 and incorporated herein by reference).

10.12
Winston Laboratories, Inc. Stock Option Plan for Non-Employee Directors (filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2008 and incorporated herein by reference).

21.1	*	Subsidiaries of Winston Pharmaceuticals, Inc.

31.1	*	Certification of the Company’s President and Chief Executive Officer, Joel E. Bernstein, M.D., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Company’s Vice President and Chief Financial Officer, David Starr, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of the Company’s President and Chief Executive Officer, Joel E. Bernstein, M.D., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Company’s Vice President and Chief Financial Officer, David Starr, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith.

+
Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, amended, and the omitted material has been separately filed with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2009	Winston Pharmaceuticals, Inc.
	By:	/s/ Joel E. Bernstein
Joel E. Bernstein, M.D.
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 27, 2009	/s/ Joel E. Bernstein
Joel E. Bernstein
President, Chief Executive Officer
and Chairman of the Board
(Principal Executive Officer)

Dated: March 27, 2009	/s/ David Starr
David Starr
Vice President, Chief Financial Officer
(Principal Accounting Officer
and Principal Financial Officer)

Dated: March 27, 2009	/s/ Glenn L. Halpryn
Glenn L. Halpryn
Director

Dated: March 27, 2009	/s/ Curtis Lockshin
Curtis Lockshin
Director

Dated: March 27, 2009	/s/ Neal S. Penneys
Neal S. Penneys
Director

Dated: March 27, 2009	/s/ Scott B. Phillips
Scott B. Phillips, M.D.
Senior Vice President,
Clinical Affairs and Director

Dated: March 27, 2009	/s/ Subbarao Uppaluri
Subbarao Uppaluri
Director

Dated: March 27, 2009	/s/ Robert A. Yolles
Robert A. Yolles
Director

Index to Financial Statements
Winston Pharmaceuticals, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Winston Pharmaceuticals, Inc. and Subsidiaries
We have audited the consolidated balance sheets of Winston Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winston Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
We were not engaged to examine management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, included in the accompanying Controls and Procedures and, accordingly, we do not express an opinion thereon.
Chicago, Illinois
March  26, 2009

Winston Pharmaceuticals, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	December 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,626,913	$4,481,611
Accounts receivable	17,498	50,000
Related party receivable	38,142	14,785
Prepaid and other current assets	68,465	8,073

Total current assets	5,751,018	4,554,469

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $161,907 at December 31, 2008 and $157,161 at December 31, 2007	18,823	8,966
INTANGIBLE ASSETS, NET	21,540	23,714
OTHER ASSETS	—	4,314

TOTAL ASSETS	$5,791,381	$4,591,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,052,730	$491,560
Accrued expenses and other current liabilities	239,861	$254,250
Unearned revenue — current portion	1,266,825	—

Total current liabilities	2,559,416	745,810

Unearned revenue — long-term portion	316,706	—

Total liabilities	2,876,122	745,810

Commitments and Contingencies

Series A, Convertible Preferred Stock, 12,731 shares issued and outstanding at December 31, 2007	—	4,805,352

Stockholders’ equity
Preferred Stock, $.001 par value, 250,000,000 shares authorized
Series A, Convertible 12,730 shares issued and outstanding at December 31, 2008	13	—
Series B, Convertible 9,157 and 0 shares issued and outstanding at December 31, 2008 and December 31, 2007	9	—
Common stock, $.001 par value, 900,000,000 shares authorized 55,106,364 and 52,814,818 shares issued and outstanding at December 31, 2008 and at December 31, 2007	55,106	52,814
Additional paid-in capital	49,587,913	40,573,523
Accumulated deficit	(46,727,782)	(41,586,036)

Total stockholders’ equity (deficit)	2,915,259	(959,699)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,791,381	$4,591,463

See accompanying notes

Winston Pharmaceuticals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2008 and 2007

	2008	2007
REVENUE
License revenue	316,706	500,000
Royalty revenue	135,836	300,000

	452,542	800,000
EXPENSES
Research and development	3,496,150	1,853,501
General and administrative	2,182,012	1,366,401
Depreciation and amortization	8,651	10,087

Total operating expenses	5,686,813	3,229,989

Loss from operations	(5,234,271)	(2,429,989)

Interest income	90,614	42,733
Other income	1,911	4,199

	92,525	46,932

Loss before income taxes	(5,141,746)	(2,383,057)
Income Taxes
Current	—	—
Deferred	—	—

	—	—

NET LOSS	$(5,141,746)	$(2,383,057)

Loss per share, basic and diluted	$(0.10)	$(0.04)

Weighted average number of shares outstanding basic and diluted	53,422,158	54,472,002

See accompanying notes

Winston Pharmaceuticals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2008 and 2007

							Additional		Total
	Common Stock		Preferred Stock A		Preferred Stock B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at January 1, 2007, adjusted to reflect the effect of the reverse merger on September 25, 2008 and the 8 to 1 stock split on December 15, 2008	55,126,196	$55,125	—	—	—	—	$39,985,908	$(39,202,979)	$838,054
Issuance of common stock	849,455	850					345,650		346,500

Purchase and cancellation of common stock	(3,518,266)	(3,518)					(221,482)		(225,000)
Repurchase of Bioglan Shares in Subsidiary and Elimination of Minority Interest							173,920		173,920
Issuance of common stock upon exercise of stock options	357,433	357					124,023		124,380
Compensation with respect to employee and non-employee stock option grants							165,504		165,504
Net loss								(2,383,057)	$(2,383,057)

Balance at December 31, 2007	52,814,818	52,814	—	—	—	—	40,573,523	(41,586,036)	$(959,699)

Reclassification of Series A Convertible Preferred Stock (net of costs of $194,648)			12,731	$13			4,805,339		4,805,352

Issuance of Series B Convertible Preferred Shares (net of cost of $3,211)					9,166	$9	3,996,780		3,996,789
Merger with Getting Ready Corporation (net of cost of $250,000)	2,291,612	2,292					233,615		235,907
Redemption of fractional shares	(66)		(1)		(9)		(21,344)		(21,344)

Net loss								$(5,141,746)	(5,141,746)

Balance at December 31, 2008	55,106,364	$55,106	12,730	$13	9,157	$9	$49,587,913	$(46,727,782)	$2,915,259

See accompanying notes

Winston Pharmaceuticals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities
Net loss	$(5,141,746)	$(2,383,057)
Depreciation and amortization	8,651	10,086
Stock option expense for non-employee directors and employees	—	165,504
Changes in:
Accounts receivable	9,145	22,568
Prepaid and other current assets	(51,552)	36,626
Other assets	4,314	30,596
Unearned revenue	1,583,531	—
Accounts payable	561,170	219,114
Accrued expenses and other current liabilities	(35,733)	26,597

Net cash used in operating activities	(3,062,220)	(1,871,966)

Cash flows from investing activities
Purchase of minority interest in subsidiary	—	(10,000)
Purchases of property, plant and equipment	(14,604)	—
Purchases of intangibles	(1,730)	—

Net cash used in by investing activities	(16,334)	(10,000)

Cash flows from financing activities
Purchase and cancellation of common stock	—	(225,000)
Issuance of common stock	—	346,500
Issuance of common stock upon exercise of stock options	—	124,380
Issuance of preferred stock, net of costs	3,996,789	4,805,352
Cash received upon consummation of merger	477,067	—
Cost incurred in connection with merger	(250,000)	—

Net cash provided by financing activities	4,223,856	5,051,232

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,145,302	3,169,266
Cash and cash equivalents at beginning of year	4,481,611	1,312,345

Cash and cash equivalents at end of year	$5,626,913	$4,481,611

Supplemental disclosures of cash flow information
Interest paid	$—	$—

Income taxes paid	$—	$—

Supplemental disclosures of non-cash investing and financing information
Repurchase and elimination of minority interest in subsidiary	$—	$173,920

Accrual for redemption of fractional shares	$21,344	$—

The Merger between Getting Ready Corporation and Winston Laboratories, Inc. was consummated on September 25, 2008. The Merger was accounted for as a “reverse merger,” since as a result of the Merger the shareholders of Winston own a majority of the outstanding shares of the common stock of the Company. At the date of consummation of the Merger, Getting Ready Corporation had $477,067 in cash, approximately $8,800 in assets and no liabilities. The Merger resulted in additional equity of $235,907 (net of $250,000 of transaction costs). For further information, please refer to Note 1.
See accompanying notes

Winston Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 1 — COMPANY FORMATION AND BACKGROUND
Winston Pharmaceuticals, Inc. (“Winston” or the “Company”) is a research-based specialty pharmaceutical company engaged in the discovery, development and commercialization of pain-management products.
Winston Laboratories, Inc. (“Winston Labs”) is the successor to a research and development partnership, Cisco Ltd. (“Cisco”) formed in 1992 to develop a specific novel neuroactive compound, civamide. Civamide was discovered and patented by Joel E. Bernstein, M.D., the managing general partner of Cisco and subsequently, the founder and CEO of Winston Labs. In 1997, Cisco became Winston Laboratories LLC, which in 1998 became a C Corporation. Winston Labs’ initial operating funds came from a rights offering in 1997 and a private equity placement in 1998. In 1999, Winston Labs sold approximately 19% of its common stock to Bioglan Pharma Plc (“Bioglan”) for $25 million; Bioglan’s stake was subsequently reduced below 7% when it did not participate in a 2004 Winston Labs rights offering. In September 2007, Winston Labs purchased all of the then outstanding ownership in Winston Labs from Bioglan for $225,000. Subsequent to this transaction, all of the then purchased shares were retired.
In 2000, Winston Labs established a subsidiary, Rodlen Laboratories, Inc. (“Rodlen,” formerly Oncovir Corporation), approximately 18% of which was sold to Bioglan for $13.3 million in 2001. In 2002, Bioglan’s stake in Rodlen was reduced below 3% as a result of Bioglan’s election not to participate in a Rodlen rights offering. The proceeds of this rights offering were used to acquire the Zostrix® line of over-the-counter topical analgesics. Rodlen marketed the Zostrix® product line until July 2005, when it sold the product to Hi-Tech Pharmacal Co. (“Hi-Tech”). In October 2004, Rodlen launched another topical analgesic, Axsain®, which it promoted to physicians and other health-care professionals. In June 2005, based on disappointing sales, Rodlen sharply reduced promotion of the Axsain® product and in March 2006, Rodlen discontinued selling this product altogether. In February 2007, Rodlen licensed certain technology underlying the Axsain® product to Hi-Tech (Note 4). Rodlen operated as a “virtual company” with no employees of its own. In September 2007, Winston Labs purchased all of the then outstanding ownership in Rodlen from Bioglan for $10,000. Subsequent to this transaction, all of the then purchased shares were retired. On September 21, 2007, Rodlen was merged into Winston Labs.
In 2005, Winston Labs established a wholly owned UK subsidiary, Winston Laboratories Limited (“UK Ltd.”). UK Ltd. was established for the purposes of conducting work with European drug regulatory authorities, who typically require a European entity. UK Ltd. has no employees or material assets.
Effective November 13, 2007, Getting Ready Corporation (“GRC”), entered into a definitive Merger Agreement and Plan of Reorganization (the “Merger Agreement”) with Winston Labs., and Winston Acquisition Corp., a Delaware corporation (“Merger Sub”), which was a wholly-owned subsidiary of GRC. Pursuant to the Merger Agreement, on September 25, 2008, Winston Labs merged with and into Merger Sub and became a wholly-owned subsidiary of GRC (the “Merger”). At the closing of the Merger (the numbers of shares discussed in this note reflects the number of shares prior to the 8-for-1 reverse stock split that took place on December 15, 2008):
•
all of the issued and outstanding capital stock of Winston Labs, consisting of 23,937,358 shares of common stock, par value $0.001 per share, 5,815,851 shares of the Winston Labs Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), and 4,187,413 shares of the Winston Labs Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred Stock”), was exchanged for 422,518,545 shares of the GRC’s common stock, par value $0.001 per share (at an exchange ratio of 17.65101 shares of GRC common stock per share of Winston Labs common stock), 101,849 shares of the GRC’s Series A and 73,332 shares of the GRC’s Series B Preferred Stock (at an exchange ratio of .01751238 shares of GRC preferred stock per share of Winston Labs’ preferred stock);

•	GRC assumed Winston Labs’ stock option plans;

Winston Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•	Winston Labs’ outstanding 1,643,750 options to purchase 1,643,750 shares of Winston Labs’ common stock were converted to options to purchase 29,013,848 shares of GRC’s common stock; and

•
all outstanding warrants to purchase Winston Labs Series A Preferred Stock were assumed by GRC and converted into the right to acquire, expiring November 13, 2012, upon the exercise of such warrants, an aggregate of 71,672 shares of GRC’s Series A Preferred Stock at a price per share of $49.09.

Prior to the closing of the Merger, GRC had 18,332,896 shares of common stock issued and outstanding and, subsequent to the Merger, GRC had 440,851,441 shares of common stock issued and outstanding. GRC had no shares of Series A or Series B Preferred Stock outstanding prior to the Merger.
Winston Labs was the accounting acquirer in the merger which was accounted for as a reverse merger between Winston Labs and GRC (a public shell company). For accounting purposes, Winston Labs has been treated as the continuing registrant. As a result, all post merger comparative historical financial statements filed by the Company will be those of Winston Labs. Further, Winston Labs’ historical stockholders’ equity prior to the merger has been retroactively restated (recapitalized) for the equivalent number of shares received in the reverse merger. Earnings and loss per share calculations have also been retroactively restated to give effect to the recapitalization for all periods presented. Lastly, the merger between Winston Labs and GRC has been accounted for as a capital transaction equivalent to the issuance of capital stock by Winston Labs for the net monetary assets of GRC. Upon completion of the Merger, GRC changed its name to Winston Pharmaceuticals, Inc.
NOTE 2 — SUMMARY OF ACCOUNTING POLICIES
Reverse Stock Split
On December 15, 2008, the Company effected a 1-for-8 reverse split of its common and preferred stock. Except where otherwise noted, all common stock and preferred stock share and per share amounts have been retroactively restated to reflect the reverse stock split in the accompanying consolidated financial statements and notes for all periods presented. A $21,344 accrual related to a payout for fractional shares in connection with the reverse stock split is included in accrued expenses and other current liabilities in the Consolidated Balance Sheet as of December 31, 2008.
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of Winston Labs and its Subsidiaries, UK Ltd. and Rodlen, as of and for the years ended December 31, 2008 and 2007 and the accounts of GRC from September 25, 2008 through December 31, 2008. All intercompany balances and transactions have been eliminated.
Use of Estimates
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
Cash and Cash Equivalents
For purposes of reporting cash flows, the Company considers all instruments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents is a $3.5 million certificate of deposit (COD), which carried an annual interest rate of 2.3% and matured on February 12, 2009 and approximately $1.9 million in a U.S. Treasury mutual fund. It is the Company’s policy to include investments in mutual funds at $1 carrying value as a cash equivalent.

Winston Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accounts Receivable
Accounts receivable are carried at original amount due less an estimate made for doubtful accounts. Accounts outstanding longer than the payment terms are considered past due. The Company determines its allowances by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, projected returns based on historical trends and anticipated events at particular customers, and the condition of the general economy and industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The allowance for doubtful accounts was $0 at December 31, 2008 and 2007, respectively.
Property and Equipment
Property and equipment consists primarily of furniture and office equipment with estimated lives of 3-7 years. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on an accelerated basis.
Impairment of Long-Lived Assets
The Company accounts for long-lived assets in accordance with the provisions of FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.
Fair Value of Financial Instruments
The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short term maturity of these instruments.
The Company adopted SFAS 157, “Fair Value Measurements,” or SFAS 157 on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The adoption of SFAS 157 did not have a material impact on the Company’s fair value measurements.
SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Winston Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s financial assets measured at fair value on a recurring basis, subject to the disclosure requirements of SFAS 157, are as follows:

Fair Value Measurements at December 31, 2008
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Mutual fund	$1,961,059	$—	$—	$1,961,059

Total	$1,961,059	$—	$—	$1,961,059

The above investment in a mutual fund is included in cash and cash equivalents on the Consolidated Balance Sheet as of December 31, 2008.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have any impact on the Company’s results of operations, financial position or cash flows.
Revenue recognition
The Company has historically generated revenues from product sales, collaborative research and development arrangements, and other commercial arrangements such as, royalties, and sales of technology rights. Payments received under such arrangements may include non-refundable fees at the inception of the arrangements, milestone payments for specific achievements designated in the agreements, royalties on sales of products resulting from collaborative arrangements, and payments for the sale of rights to future royalties.
The Company recognizes revenue in accordance with the SEC’s Staff Accounting Bulletin Topic 13 (“Topic 13”), “Revenue Recognition.” Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.
Certain sales transactions include multiple deliverables. The Company allocates amounts to separate elements in multiple element arrangements in accordance with the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 00-21 (“EITF 00-21”), “ Accounting for Revenue Arrangements with Multiple Deliverables .” Revenues are allocated to a delivered product or service when all of the following criteria are met: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item; and (3) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company’s control. The Company uses the relative fair values of the separate deliverables to allocate revenue. For arrangements with multiple elements that are separated, the Company recognizes revenues in accordance with Topic 13.

Winston Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Multiple Element Arrangements
The Company has arrangements whereby it delivers to the customer multiple elements including technology and/or services. Such arrangements have generally included some combination of the following: licensed rights to technology, patented products, compounds, data and other intellectual property; and research and development services. In accordance with EITF 00-21, the Company analyzes its multiple element arrangements to determine whether the elements can be separated. The Company performs its analysis at the inception of the arrangement and as each product or service is delivered. If a product or service is not separable, the combined deliverables will be accounted for as a single unit of accounting.
When a delivered element meets the criteria for separation in accordance with EITF 00-21, the Company allocates amounts based upon the relative fair values of each element. The Company determines the fair value of a separate deliverable using the price it charges other customers when it sells that product or service separately; however, if the Company does not sell the product or service separately, it uses third-party evidence of fair value. The Company considers licensed rights or technology to have standalone value to its customers if it or others have sold such rights or technology separately or its customers can sell such rights or technology separately without the need for the Company’s continuing involvement.
License Arrangements. License arrangements may consist of non-refundable upfront license fees, data transfer fees, research reimbursement payments, exclusive licensed rights to patented or patent pending compounds, technology access fees, various performance or sales milestones. These arrangements are often multiple element arrangements.
Non-refundable, up-front fees that are not contingent on any future performance by the Company, and require no consequential continuing involvement on its part, are recognized as revenue when the license term commences and the licensed data, technology and/or compound is delivered. Such deliverables may include physical quantities of compounds, design of the compounds and structure-activity relationships, the conceptual framework and mechanism of action, and rights to the patents or patents pending for such compounds. The Company defers recognition of non-refundable upfront fees if it has continuing performance obligations without which the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee that is separate and independent of the Company’s performance under the other elements of the arrangement. In addition, if the Company has required continuing involvement through research and development services that are related to its proprietary know-how and expertise of the delivered technology, or can only be performed by the Company, then such up-front fees are deferred and recognized over the period of continuing involvement. Under the license agreement with sanofi-aventis Canada, Inc. (Note 4), the obligation period was not contractually defined in relation to the $1.9 million upfront fee. Under the circumstances, management exercised judgment in estimating the period of time over which certain deliverables will be provided to enable the licensee to utilize the license, which was determined to be 18 months. The estimated period of 18 months was primarily determined based on management’s estimate of the maximum amount of time it would take the Canadian regulatory authorities to approve the Company’s new drug submission (NDS).
Payments related to substantive, performance-based milestones in a research and development arrangement are recognized as revenues upon the achievement of the milestones as specified in the underlying agreements when they represent the culmination of the earnings process.
Research Services Arrangements. Revenues from research services are recognized during the period in which the services are performed and are based upon the number of full-time-equivalent personnel working on the specific project at the agreed-upon rate. Reimbursements from collaborative partners for agreed upon direct costs including direct materials and outsourced services, or subcontracted, pre-clinical studies are classified as revenues in accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent ,” and recognized in the period the reimbursable expenses are incurred. Payments received in advance are deferred until the research services are performed or costs are incurred.

Winston Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Royalty Arrangements. The Company recognizes royalty revenues from licensed products when earned in accordance with the terms of the license agreements. Net sales amounts generally required to be used for calculating royalties include deductions for returned product, pricing allowances, cash discounts, freight and warehousing.
Certain royalty arrangements require that royalties are earned only if a sales threshold is exceeded. Under these types of arrangements, the threshold is typically based on annual sales. The Company recognizes royalty revenue in the period in which the threshold is exceeded.
Research and Development Expenses
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
Research and development expenses consist of expenses incurred in performing research and development activities including salaries and benefits, facilities and other overhead expenses, clinical trials, contract services and outsource contracts. Research and development expenses are charged to operations as they are incurred.
Acquired contractual rights. Payments to acquire contractual rights to a licensed technology or drug candidate are expensed as incurred when there is uncertainty in receiving future economic benefits from the acquired contractual rights. We consider the future economic benefits from the acquired contractual rights to a drug candidate to be uncertain until such drug candidate is approved by the FDA or when other significant risk factors are abated.
Research and development costs totaled $3,496,150 and $1,853,501 in 2008 and 2007, respectively.
Stock-Based Compensation
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, based on the fair value of the instruments issued. SFAS 123(R) covers a wide range of share-based compensation including stock options, restricted stock, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123(R) replaces Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” As originally issued in 1995, SFAS 123 established as preferable the fair-value-based method of accounting for share-based payment transactions. However, SFAS 123 permitted entities to continue to apply the guidance in Opinion No. 25, with appropriate footnote disclosure. Prior to January 1, 2006, the Company accounted for stock-based compensation arrangements using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and in compliance with the disclosure provisions of SFAS 123.
The Company adopted SFAS 123(R) as of January 1, 2006. Since the Company had previously used the minimum value method for recognition and disclosure, SFAS 123(R) has been applied prospectively for 2006. Hence, new awards of options, as well as any options modified, repurchased, or canceled after January 1, 2006 are accounted for under the provisions of SFAS 123(R), whereas awards outstanding before that date continue to be accounted for using the accounting provisions originally applied to these awards.

Winston Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In conjunction with the Merger Agreement, the Company’s Board of Directors voted to accelerate the vesting of all unvested stock options as of October 30, 2007. Accordingly, the compensation expense associated with the acceleration of these stock options has been accounted for under FAS 123(R) and reflected in the statement of operations for the year ended December 31, 2007. There were no options granted in 2008.
Income Taxes
The Company files a consolidated tax return that includes all subsidiaries. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.
In July 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 developed a two-step process to evaluate a tax position and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted this interpretation on July 1, 2008. The Company has not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company files tax returns in all appropriate jurisdictions. The open tax years are those years ending December 31, 2005 to December 31, 2008, which statutes expire in 2009-2012. As of December 31, 2008, the Company has no liability for unrecognized tax benefits. The adoption and implementation of FIN 48 had no effect on the Company’s results of operations, net loss or basic and diluted loss per share for the year ended December 31, 2008. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense as incurred. No expense for interest and penalties was recognized for the years ended December 31, 2008.
Segment Information
The Company is operated on the basis of a single reportable segment, which is the business of discovery and development of products for pain management. The Company’s chief operating decision-maker is the Chief Executive Officer, who evaluates the company as a single operating segment.
Reclassification
In connection with the $5 million Series A Convertible Preferred Stock issuance, in the event that the Merger was not consummated at a certain date, certain holders of the Series A Convertible Preferred investment had the right, at their election, to cause Winston Labs to repurchase its shares of Series A Convertible Preferred Stock at a price equal to $.8597 per share (“the put option”). The put option was cancelled by mutual agreement of the holders of the Series A Convertible Preferred Stock and Winston Labs in June, 2008. In accordance with the provisions of FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and to conform to the public reporting requirements, the Series A Convertible Preferred Stock as of December 31, 2007 is presented in the mezzanine section of the accompanying balance sheet. Subsequent to the Merger, the Series A Convertible Preferred Stock was reclassified to the Equity section of the accompanying balance sheet.
Certain other reclassifications have been made to the prior year financial statements to conform to the current year presentation. These classifications had no effect on reported net loss or stockholders’ equity.

Winston Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Recent Accounting Pronouncements
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (FAS 141(R)). This Statement provides greater consistency in the accounting and financial reporting for business combinations. FAS 141(R) establishes new disclosure requirements and, among other things, requires the acquiring entity in a business combination to record contingent consideration payable, to expense transaction costs, and to recognize all assets acquired and liabilities assumed at acquisition-date fair value. This standard is effective for the beginning of the Company’s first fiscal year beginning after December 15, 2008. FAS 141(R) will have a significant impact on the accounting for any of the Company’s future business combinations after the effective date and will impact financial statements both on the acquisition date and subsequent periods.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (FAS 160). FAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the minority or noncontrolling interests in a subsidiary or variable interest entity and for the deconsolidation of a subsidiary or variable interest entity. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. FAS 160 is effective for the beginning of the Company’s first fiscal year beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. Management does not expect the adoption of this standard to have a material impact on the Company’s financial position or results of operations.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (or SFAS 161). This statement revises the requirements for the disclosure of derivative instruments and hedging activities that include the reasons a company uses derivative instruments, how derivative instruments and related hedged items are accounted under SFAS 133 and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 will be effective in the first quarter of fiscal 2009. Management is currently evaluating the impact of adopting SFAS 161 and does not anticipate a material effect on the Company’s financial position or results of operations.
In April 2008, the FASB issued Staff Position (FSP) No. FAS 142-3 “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives for intangible assets and should be applied to all intangible assets recognized as of, and subsequent to the effective date. The impact of FSP FAS 142-3 will depend on the size and nature of acquisitions on or after January 1, 2009.
In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. It is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which is our first quarter of 2009. The Company is currently evaluating the impact the adoption of EITF 07-5 will have on its financial position, results of operations, or cash flow.

Winston Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Fiscal 2008	Fiscal 2007
Denominator:
Weighted average common shares outstanding — basic and diluted	53,422,158	54,472,002

Loss per common share — basic and diluted	$(0.10)	$(0.04)

The Company’s Basic EPS and Diluted EPS is identical as inclusion of the incremental common shares attributable upon conversion of convertible preferred shares and the exercise of stock options and warrants and unvested shares granted to employees would have been anti-dilutive.
NOTE 4 — TECHNOLOGY LICENSE AGREEMENTS
In January 2006, the Company entered into a technology license agreement with Sirius Laboratories, Inc. (“Sirius”). Several large stockholders in the Company had significant stock holdings in Sirius until March 10, 2006, when Sirius was acquired by DUSA Pharmaceuticals, Inc. Two officers of the Company served on Sirius’ board of directors but resigned their directorships in 2007. Under the terms of the license agreement, the Company granted Sirius an exclusive license to the proprietary rights of certain products (first marketed as Micanol® and then later as Psoriatec®) containing the active pharmaceutical ingredient, anthralin. The agreement provided for minimum annual royalties of $300,000 through February, 2008 and an option to purchase all rights to the product for $750,000. In January 2008, the license agreement was extended until September 30, 2008 by mutual consent and the extension and provides for a continuation of the 25% royalty on net sales, but eliminates the minimum royalty and the purchase option. Under the technology license agreement, the Company recorded royalty revenue of $34,861 and $300,000 for the years ended December 31, 2008 and 2007, respectively. The Company had a receivable due from Sirius of $50,000 as of December 31, 2007, which was subsequently collected in 2008 and is included in accounts receivable on the Consolidated Balance Sheet as of December 31, 2007.
In February 2007, Rodlen licensed a patent and certain other technology to Hi-Tech Pharmacal Co. (“Hi-Tech”) for cash consideration of two payments totaling $300,000, as well as a 10% royalty on net sales of products sold by Hi-Tech that utilize the intellectual property licensed from Rodlen for the remaining life of the related patent, reducing to 5% of net sales for four years following the expiration of the patent. The Company recorded license revenues under this agreement of $300,000 for the year ended December 31, 2007. In 2008, the Company recorded $100,975 of royalties under this agreement.
On August 14, 2007, the Company entered into an exclusive technology license agreement with Exopharma, Inc., now known as Elorac, Inc. (“Elorac”) an entity that is majority owned by the CEO of the Company and his affiliates (see Note 5). Under the terms of the license agreement, the Company granted Elorac an exclusive license to the proprietary rights of certain products (≤ 0.025% civamide with the stated indication of psoriasis of the skin). In exchange, Elorac paid the Company a license fee of $100,000 and was required to pay a 9% royalty on sales of the product. In addition, the agreement required Elorac to pay the Company a non-refundable payment of $250,000 upon approval of a Marketing Authorization by Elorac on the product(s) described in the agreement.

Winston Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On October 27, 2008 Winston and Elorac mutually terminated the above license agreement. As a result of this mutual termination, Winston paid Elorac $105,000 in exchange for Winston retaining all the property rights under the agreement.
On October 30, 2008, the Company and sanofi-aventis Canada Inc. entered into a licensing agreement for the Canadian rights to Winston’s transient receptor potential vanilloid (TRPV-1) modulator in formulations for topical application. Under the terms of the agreement, sanofi-aventis Canada Inc. owns the rights to develop, manufacture and commercialize civamide cream in Canada along with a second generation cream that is currently in development. In return for granting sanofi-aventis Canada Inc. the Canadian rights, Winston received an upfront payment of $1.9 million (US) and will receive an additional $2 million (CAD) upon regulatory approval of civamide cream in Canada, certain milestone payments, and future royalties on net sales of civamide or the related second generation cream in Canada. In connection with this agreement, Winston is recognizing the upfront payment of $1.9 million over 18 months. As such approximately $316,000 has been recognized as revenue in 2008, with the remainder being treated as unearned revenue on the Consolidated Balance Sheet as of December 31, 2008.
NOTE 5 — RELATED-PARTY TRANSACTIONS
In 2006 and 2007, the Company assisted Packer’s-Pine Corporation (“Packer’s”) with distribution of certain personal care products and administration. Packers is a corporation whose chairman is Joel E. Bernstein, M.D., president and CEO of the Company, and two directors of the Company served on the board of directors of Packer’s. Under this arrangement, Packer’s reimbursed the Company for direct costs. The amount received by the Company from Packer’s as a fee for performing this function amounted to $0 during the years ended December 31, 2008 and 2007. Amounts due from Packer’s of $0 and $5,554 as of December 31, 2008 and 2007, respectively, are included in related party receivables in the Company’s balance sheet. In March 2007, Packer’s merged into Elorac. Since inception, Elorac has been located in the same offices as Winston and therefore has shared in certain of Winston’s expenses such as rent, utilities, internet usage, etc. The amount of Elorac’s share of such expenses is based on various allocation factors related to a particular expense. Winston has received approximately $128,323 in 2008 for such services, which are included as a reduction of Winston’s expenses on the Consolidated Statement of Operations.
In November 2005, Winston spun off Gideon Pharmaceuticals, Inc. (“Gideon”). Gideon received certain early-stage technologies not being actively developed by Winston, and all Winston shareholders were offered the opportunity to purchase Gideon shares on a pro-rata basis. Not all Winston shareholders purchased Gideon shares, but overlap in the shareholders of Winston and Gideon is very significant. Gideon is an independent entity and not a subsidiary of Winston; however, as part of the spin-off process, Winston did end up purchasing and maintaining a minority stake in Gideon (approximately 10.7% ownership), for the purpose of preserving the rights of those option holders in Winston prior to the Gideon spin-off. In particular, option holders in Winston prior to the spin off of Gideon had, upon exercise of their Winston options, an opportunity to purchase a pro-rata allotment of Gideon shares. In October 2007, in connection with the Merger, Winston’s Board of Directors voted to distribute the shares of Gideon owned by the Company on behalf of the Winston option holders on a pro-rata basis to such option holders. As of December 31, 2007, Winston had no ownership stake in Gideon.

Winston Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On September 19, 2007, the Company entered into an exclusive technology license agreement with Opko Ophthalmologists, LLC, (“OPKO”). The CEO and Chairman of OPKO is also an investor in the Company’s Series A and Series B Convertible Preferred Stock Offering (Note 11). Under the terms of the license agreement, the Company granted OPKO an exclusive license to the proprietary rights of certain products (pharmaceutical compositions or preparations containing the active ingredient civamide in formulations suitable for use in the therapeutic or preventative treatment of ophthalmic conditions in humans). In exchange, OPKO paid the Company a license fee of $100,000 and is required to pay a 10% royalty on sales of the product. In addition, the agreement requires OPKO to pay the Company a non-refundable payment of $5,000,000 upon approval of a Marketing Authorization by OPKO on the product described in the agreement. Under the terms of the agreement, OPKO and the Company agreed to equally share the cost related to manufacturing and clinical supplies of Civamide Nasal solution. During 2008, OPKO reimbursed Winston approximately $80,000 for such costs. In addition, the agreement calls for OPKO to reimburse Winston for certain legal expenses Winston has incurred related to keratoconjunctivitis. In 2008, approximately $38,000 of legal fees were billed to OPKO, all of which were outstanding as of December 31, 2008 and are included in related party receivable on the Consolidated Balance Sheets at December 31, 2008. Subsequent to December 31, 2008, OPKO paid $38,000 of the balance due.
NOTE 6 — INTANGIBLE ASSETS
Intangible assets consist of both intangible assets with finite and indefinite useful lives. As of December 31, 2008 and 2007, intangible assets were as follows:

	2008	2007
Patents and trademarks	$42,305	$40,575

Less: accumulated amortization	(20,765)	(16,861)

	$21,540	$23,714

Future annual amortization expense at December 31, 2008 is as follows:

2009	$3,206
2010	2,766
2011	2,678
2012	2,678
2013	2,678
Thereafter	5,134

$21,540

Weighted average amortization period for the Company’s intangible asset is approximately 10 years. Amortization expense related to amortizable intangible assets was approximately $4,000 for each of 2008 and 2007, respectively.

Winston Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 7 — INCOME TAXES
The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34.0% to pre-tax loss as follows:

	2008	2007

Tax benefit at U.S. federal statutory rate	$(1,748,000)	$(810,000)
State tax benefit, net of federal benefit	(248,000)	(115,000)
Change in valuation allowance	2,180,000	1,020,000
Permanent differences	1,000	1,000
Research and development credits	(179,000)	(105,000)
Other, net	(6,000)	9,000

Income tax expense (benefit)	$—	$—

The Company’s deferred taxes consist of the following at December 31, 2008 and 2007:

	2008	2007

Deferred tax assets
Net operating loss carryforward	$16,929,000	$14,701,000
Research and development credits	1,379,000	1,200,000
Intangible	1,446,000	1,642,000
Unearned revenue	615,000	—
Property and equipment	22,000	22,000
Accruals	14,000	3,000
Other	67,000	67,000

Total deferred tax assets	20,472,000	17,635,000
Valuation allowance for deferred tax assets	(20,472,000)	(17,635,000)

Deferred taxes, net	$—	$—

At December 31, 2008, the Company had Federal and state net operating loss carryforwards of approximately $41,918,000 which begins expiring in 2018, unless previously utilized. In addition, the Company has federal and state net operating loss carryforwards of approximately $1,692,000, that originated from GRC prior to the merger, that has substantial limitations on its use and begins expiring in 2026. Pursuant to Internal Revenue Code Sections 382 and 383, certain substantial changes in the Company’s ownership may limit the amount of the net operating loss carryforwards, which could be utilized to offset future taxable income and income tax liabilities. The Company also had Federal research and development credit carryforwards of approximately $1,379,000. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss and tax credit carryforwards is uncertain.
NOTE 8 — STOCK OPTION PLAN
The Company has adopted the 1999 Stock Option Plan, as amended (the “1999 Plan”), and the Stock Option Plan for Non-Employee Directors, as amended (the “Director Plan”), collectively the “Plans.” The Plans provide for the granting of incentive stock options to officers and other employees of the Company, and non-qualified stock options to directors and consultants of the Company. The total number of shares of common stock authorized for issuance under the Plans is 9,708,055. The options are exercisable at various dates and will expire no more than ten years from their date of grant. The exercise price and the duration of each option are determined by the Board of Directors. In the case of incentive stock options, the exercise price may not be less than 100% of the fair market value of the Company’s common stock at the date of grant. For holders of more than 10% of the Company’s total combined voting power of all classes of stock, incentive stock options may not be granted at less than 110% of the fair market value of the Company’s common stock at the date of grant and for a term not to exceed five years.

Winston Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company did not grant any options in 2008. In July 2008, 446,791 options were forfeited by a past Director of the Company when rights to exercise those options lapsed.
SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model and to recognize this expense. Stock-based compensation expense recognized for the years ended December 31, 2008 and 2007 was $0 and $165,504, respectively, and is included in general and administrative expenses in the statement of operations. Approximately $137,000 of the 2007 compensation expense relates to the acceleration of vesting all unvested stock options for five employees in conjunction with the Merger. This expense was calculated based on the Black-Scholes single-option pricing model, using the following assumptions:

2007
Expected dividend yield	0.00%
Expected stock price volatility	75.00%
Risk-free interest rate range	4.20% – 4.71%
Expected life of options (years)	5.75 years
The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term. Since the Company does not have sufficient historical experience on which to estimate expected term, the simplified method was used to generate the expected option life. Using the simplified method, the expected term is calculated by taking the average of the vesting term and the original contractual term. In a similar manner, the Company does not have a history of stock price volatility, so it identified five appropriate comparables for use as a benchmark. These comparables (three public companies and two private companies that filed for and later executed initial public offerings) are in the same industry (specialty pharmaceuticals) and focused on development of the same types of products (pain control and central nervous system) as the Company. To generate the estimated stock price volatility shown above, a weighted average of the five comparable companies’ expected volatility (which ranged from 56% to 88%) was employed for a period equal to the expected life of the options.

Winston Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes stock option activity under the Plans during the years ended December 31, 2008 and 2007:

					Weighted
		Weighted-	Weighted-		Average
		Average	Average	Aggregate	Remaining
		Exercise	Grant Date	Intrinsic	Contractual
	Shares	Price	Fair Value	Value	Life
Options at December 31, 2006	5,599,231	$0.34
Granted	66,191	0.34	$0.23

Exercised	(357,433)	0.35
Forfeitures	(1,234,468)	0.34

Options at December 31, 2007	4,073,522	$0.34
Granted	—	—	$—

Exercised	—	—
Forfeitures	(446,791)	$0.32

Options at December 31, 2008	3,626,731	$0.34		$16,186,071	3.44

All of the outstanding options at December 31, 2008 were exercisable. Total unrecognized compensation cost for stock options as of December 31, 2008 was $0. The aggregate intrinsic value in the table above is before income taxes, based on the fair value of a share of the Company’s common stock of $4.80 at December 31, 2008. The aggregate intrinsic value of options outstanding and exercisable during 2008 is $16,186,071. Cash proceeds received from the exercise of options for 2007 was $124,380. The total intrinsic value of options exercised during 2007 was $1,200. The realized tax benefit from stock options and other share-based payments for 2007 was $0, based on the Company’s election of the “with and without” approach.
On January 12, 2009, a director of the Company exercised 231,670 options at $0.36 for approximately $83,000.
NOTE 9 — 401(k) PLAN
The Company has adopted a qualified employee savings and retirement plan under Section 401(k) of the U.S. Internal Revenue Code (the “401(k) Plan”). All of the Company’s full-time employees are eligible to participate in the 401(k) Plan by enrolling in the 401(k) Plan and electing to reduce their current compensation by up to the statutorily prescribed annual limit, and having the amount of the reduction contributed to the 401(k) Plan. The Company may also make discretionary matching contributions to the 401(k) Plan for employees. The Company made discretionary matching contributions to the 401(k) Plan of $40,449 and $28,023 in 2008 and 2007, respectively.

Winston Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 10 — COMMITMENTS AND CONTINGENCIES
The Company leases its facilities and certain equipment under operating leases that expire through 2010. Future minimum operating lease payments at December 31, 2008, are as follows:

2009	13,224
2010	2,708
Rental expense for the years ended December 31, 2008 and 2007 was $120,649 and $123,121, respectively.
NOTE 11 — PREFERRED STOCK AND WARRANTS
In connection with the Merger discussed in Note 1, as of December 31, 2008, the Company has issued and outstanding 12,730 shares of its Series A Convertible Preferred Stock and 9,157 shares of its Series B Convertible Preferred Stock. The terms of the Series A and Series B Convertible Preferred Stock include payment of dividends on this preferred stock if the Company pays dividends on its common stock (based upon the number of shares of common stock into which each share of preferred stock may be converted). Liquidation distributions and distributions other than cash will be made on all shares, preferred or common, on a pro rata basis. The voting rights of these preferred shares are equal to one vote for each share of common stock into which each preferred share is convertible. Each of these preferred shares may be converted at the option of the holder after the effective time of the Merger, and will be automatically converted into 1,000 shares of the Company’s common stock (subject to adjustment for stock splits, stock dividends, combinations, recapitalizations, reorganizations, reclassifications or other similar events) approximately one year after issuance (September 25, 2009).
In addition, the Series A shareholders also hold warrants to purchase an aggregate of an additional 8,959 shares of the Company’s Series A convertible Preferred Stock at a price per share of $392.72. The warrants expire on November 13, 2012 and have certain adjustment provisions as defined in the related warrant agreements.

EXHIBIT INDEX

Exhibit
Number		Description

21.1	*	Subsidiaries of Winston Pharmaceuticals, Inc.

31.1	*	Certification of the Company’s President and Chief Executive Officer, Joel E. Bernstein, M.D., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Company’s Vice President and Chief Financial Officer, David Starr, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of the Company’s President and Chief Executive Officer, Joel E. Bernstein, M.D., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Company’s Vice President and Chief Financial Officer, David Starr, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith.