Form 10-K/A
period 2008-12-31
Winston Pharmaceuticals, Inc.
filed 2009-04-10
CIK 1302554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
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
Document incorporated by reference: None

WINSTON PHARMACEUTICALS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

i

Explanatory Note

On March 27, 2009, Winston Pharmaceuticals, Inc. (the “Company”) filed with the Securities and Exchange Commission its annual report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”). The report of the Company’s independent registered public accounting firm dated March 26, 2009 (the “Audit Report”) on page F-2 of the Form 10-K inadvertently omitted the conformed signature of McGladrey & Pullen, LLP. This Amendment No. 1 on Form 10-K/A includes the Form 10-K in its entirety with the conformed signature of McGladrey & Pullen, LLP in the Audit Report on page F-2. Except for the inclusion of the signature of McGladrey & Pullen, LLP to the Audit Report, which is being re-issued as of April 9, 2009, no other changes have been made to the Form 10-K filed on March 27, 2009 as set forth herein.

ii

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amendment no. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 10, 2009	Winston Pharmaceuticals, Inc.
	By:	/s/ Joel E. Bernstein
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
/s/ McGladrey & Pullen, LLP
Chicago, Illinois
April 9, 2009

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