Form 10-Q
period 2009-03-31
Winston Pharmaceuticals, Inc.
filed 2009-05-14
CIK 1302554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-51314
Winston Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	30-0132755

(State or other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

100 North Fairway Drive,
Suite 134
Vernon Hills, Illinois	60061

(Address of Principal Executive Offices)	(Zip Code)
(847) 362-8200
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) (the Registrant is not yet required to submit Interactive Data). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 13, 2009, 55,496,893 shares of the registrant’s Common Stock were issued and outstanding.

WINSTON PHARMACEUTICALS, INC. AND SUBSIDARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Winston Pharmaceuticals, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,169,788	$5,626,913
Accounts receivable	23,281	17,498
Related party receivable	17,714	38,142
Prepaid and other current assets	57,092	68,465

Total current assets	4,267,875	5,751,018

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $137,148 at March 31, 2009 and $161,907 at December 31, 2008	18,045	18,823
INTANGIBLE ASSETS, NET	19,584	21,540

TOTAL ASSETS	$4,305,504	$5,791,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$622,930	$1,052,730
Accrued expenses and other current liabilities	196,323	239,861
Unearned revenue — current portion	1,266,825	1,266,825

Total current liabilities	2,086,078	2,559,416

Unearned revenue — long-term portion	—	316,706

Total liabilities	2,086,078	2,876,122

Commitments and Contingencies

Stockholders’ equity
Preferred Stock, $.001 par value, 250,000,000 shares authorized
Series A, Convertible 12,730 shares issued and outstanding at March 31, 2009 and at December 31, 2008	13	13
Series B, Convertible 9,157 shares issued and outstanding at March 31, 2009 and at December 31, 2008	9	9

Common stock, $.001 par value, 900,000,000 shares authorized 55,338,034 and 55,106,364 shares issued and outstanding at March 31, 2009 and at December 31, 2008	55,338	55,106
Additional paid-in capital	49,670,632	49,587,913
Accumulated deficit	(47,506,566)	(46,727,782)

Total stockholders’ equity	2,219,426	2,915,259

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,305,504	$5,791,381

See notes to unaudited condensed consolidated financial statements

Winston Pharmaceuticals, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended March 31
	2009	2008
REVENUES
License revenues	$316,706	$—
Royalty revenues	23,280	79,880

	339,986	79,880

EXPENSES
Research and development	545,966	992,920
General and administrative	580,309	456,392
Depreciation and amortization	2,318	1,874

Total operating expenses	1,128,593	1,451,186

Loss from operations	(788,607)	(1,371,306)

Interest income	9,727	40,365
Other income	96	54

	9,823	40,419

Loss before income taxes	(778,784)	(1,330,887)
Income Taxes
Current	—	—
Deferred	—	—

	—	—

NET LOSS	$(778,784)	$(1,330,887)

Loss per share, basic and diluted	$(0.01)	$(0.03)

Weighted average number of shares outstanding, basic and diluted	55,307,145	52,814,818

See notes to unaudited condensed consolidated financial statements

Winston Pharmaceuticals, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2009 and 2008

	2009	2008
Cash flows from operating activities
Net loss	$(778,784)	$(1,330,887)
Depreciation and amortization	2,318	1,874
Changes in:
Accounts receivable	14,645	(31,687)
Prepaid and other current assets	11,373	(72,905)
Other assets	1,154	(650)
Unearned revenue	(316,706)	—
Accounts payable	(429,800)	168,810
Accrued expenses and other current liabilities	(43,537)	11,012

Net cash used in operating activities	(1,539,337)	(1,254,433)

Cash flows from investing activities
Purchases of equipment	(738)	—

Net cash provided by (used in) investing activities	(738)	—
Cash flows from financing activities
Proceeds from exercise of stock options	82,950	—

Net cash provided by financing activities	82,950	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,457,125)	(1,254,433)
Cash and cash equivalents at beginning of period	5,626,913	4,481,611

Cash and cash equivalents at end of period	$4,169,788	$3,227,178

Supplemental disclosures of cash flow information
Interest paid	$—	$—

Income taxes paid	$—	$—

See notes to unaudited condensed consolidated financial statements

Winston Pharmaceuticals, Inc. and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
Winston Pharmaceuticals, Inc. (“Winston” or the “Company”) is a research-based specialty pharmaceutical company engaged in the discovery, development and commercialization of pain-management products.
The accompanying financial statements are unaudited but in the option of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flow for the periods presented in conformity with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.
Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2008.
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of Winston Laboratories, Inc., the Company’s wholly-owned subsidiary (“Winston Labs”) and its subsidiaries, Winston Laboratories Limited (“UK Ltd.”) and Rodlen Laboratories, Inc. (“Rodlen”), as of and for the periods ended March 31, 2009 and December 31, 2008. All intercompany balances and transactions have been eliminated.
Cash and Cash Equivalents
For purposes of reporting cash flows, the Company considers all instruments with original maturities of three months or less to be cash equivalents. It is the Company’s policy to include investments in mutual funds at $1 carrying value as a cash equivalent. Included in cash and cash equivalents at December 31, 2008 is a $3.5 million certificate of deposit (COD), which carried an annual interest rate of 2.3% and matured on February 12, 2009. Also included in cash and cash equivalents at March 31, 2009 and December 31, 2008, respectively, is approximately $3.9 million and $1.9 million in a U.S. Treasury mutual fund.
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

The Company’s financial assets measured at fair value on a recurring basis, subject to the disclosure requirements of SFAS 157, are as follows:

Fair Value Measurements at March 31, 2009
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Mutual fund	$3,977,546	$—	$—	$3,977,546

Total	$3,977,546	$—	$—	$3,977,546

Fair Value Measurements at December 31, 2008
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Mutual fund	$1,961,059	$—	$—	$1,961,059

Total	$1,961,059	$—	$—	$1,961,059

The above investment in a mutual fund is included in cash and cash equivalents on the Consolidated Balance Sheet as of March 31, 2009 and as of December 31, 2008.
Research and Development Expenses
Research and development costs totaled $545,966 and $992,920 for the three month period ended March 31, 2009 and 2008, respectively.

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
In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 developed a two-step process to evaluate a tax position and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted this interpretation on July 1, 2008. The Company has not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company files tax returns in all appropriate jurisdictions. The open tax years are those years ending December 31, 2005 to December 31, 2008, which statutes expire in 2009-2012. As of March 31, 2009 and December 31, 2008, the Company has no liability for unrecognized tax benefits. The adoption and implementation of FIN 48 had no effect on the Company’s results of operations, net loss or basic and diluted loss per share for the three month periods ended March 31, 2009 and 2008. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense as incurred. No expense for interest and penalties was recognized for the three months ended March 31, 2009.
Segment Information
The Company is operated on the basis of a single reportable segment, which is the business of discovery and development of products for pain management. The Company’s chief operating decision-maker is the Chief Executive Officer, who evaluates the Company as a single operating segment.
Reclassification
Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These classifications had no effect on reported net loss or stockholders’ equity.
Recent Accounting Pronouncements
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“FAS 141(R)”). This Statement provides greater consistency in the accounting and financial reporting for business combinations. FAS 141(R) establishes new disclosure requirements and, among other things, requires the acquiring entity in a business combination to record contingent consideration payable, to expense transaction costs, and to recognize all assets acquired and liabilities assumed at acquisition-date fair value. The Company adopted FAS 141(R) on January 1, 2009. The adoption of FAS 141(R) had no effect on the Company’s results of operations, net loss or basic diluted loss per share for the period ended March 31, 2009.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). FAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the minority or noncontrolling interests in a subsidiary or variable interest entity and for the deconsolidation of a subsidiary or variable interest entity. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. The Company adopted FAS 160 on January 1, 2009. The adoption of FAS 160 had no effect on the Company’s results of operations, net loss or basic diluted loss per share for the period ended March 31, 2009.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (“SFAS 161”). This statement revises the requirements for the disclosure of derivative instruments and hedging activities that include the reasons a company uses derivative instruments, how derivative instruments and related hedged items are accounted under SFAS 133 and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The Company adopted FAS 161 on January 1, 2009. The adoption of FAS 161 had no effect on the Company’s results of operations, net loss or basic diluted loss per share for the period ended March 31, 2009.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. It is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which is our first quarter of 2009. The adoption of EITF 07-5 did not have a material effect on the Company’s financial position, results of operations, or cash flow.
NOTE 2 — EARNINGS PER SHARE
Basic EPS is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon conversion of convertible preferred shares and the exercise of stock options and warrants and unvested shares granted to employees.

	Three months ended March 31
	2009	2008
Denominator:

Weighted average common shares outstanding — basic and diluted	55,307,145	52,814,818

Loss per common share — basic and diluted	$(0.01)	$(0.03)

The Company’s Basic EPS and Diluted EPS is identical as inclusion of the incremental common shares attributable upon conversion of convertible preferred shares and the exercise of stock options and warrants would have been anti-dilutive.
NOTE 3 — TECHNOLOGY LICENSE AGREEMENTS
Under its technology license agreement with DUSA Pharmaceuticals Inc. (“DUSA”), the Company recorded royalty revenues of $0 and $30,457 for the three months ended March 31, 2009 and 2008, respectively.
Under its technology license agreement with Hi-Tech Pharmacal Co.(“Hi-Tech”), the Company recorded royalty revenues of $23,280 and $49,423 for the three months ended March 31, 2009 and 2008, respectively.
Under its licensing agreement with sanofi-aventis Canada Inc., the Company recognized approximately $316,000 and $0 as license revenue for the three months ended March 31, 2009, and 2008, respectively, with the remainder being treated as unearned revenue on the Consolidated Balance Sheet as of March 31, 2009 and as of December 31, 2008.
NOTE 4 — RELATED-PARTY TRANSACTIONS
Elorac, Inc. (“Elorac”), a company whose chairman is Joel E. Bernstein, M.D., and whose two directors are directors of the Company, has been located in the same offices as the Company since Elorac was formed in August 2007, and therefore has shared in certain of the Company’s expenses such as rent, utilities, internet usage, etc. The amount of Elorac’s share of such expenses is based on various allocation factors related to a particular expense. The Company has received approximately $25,169 and $0 for such services for the three months period ended March 31, 2009 and 2008, respectively, which are included as a reduction of the Company’s expenses on the Consolidated Statement of Operations.

Gideon Pharmaceuticals, Inc. (“Gideon”) is a corporation whose chairman is Joel E. Bernstein, M.D., president and CEO of the Company. Gideon reimburses the Company for certain expenses that the Company incurs on behalf of Gideon. As of March 31, 2009 and December 31, 2008, respectively, the Company had $4,480 and $0 of receivables related to such expenses which are included in related party receivable on the Consolidate Balance Sheets.
On September 19, 2007, the Company entered into an exclusive technology license agreement with Opko Ophthalmologists, LLC, (“OPKO”). The CEO and Chairman of OPKO is the sole trustee of Frost Gamma Investments Trust which, as of May 13, 2009, was the beneficial owner of 29.6% of the Company’s common stock on an as-converted basis. The CFO of OPKO is a director of the Company, a member of its Audit Committee and, as of May 13, 2009, was the beneficial owner of 0.3% of the Company’s common stock on an as-converted basis. During the three month period ending March 31, 2009 and 2008, OPKO reimbursed Winston approximately $138,915 and $0, respectively, for such costs. In addition, the agreement calls for OPKO to reimburse Winston for certain legal expenses Winston has incurred related to keratoconjunctivitis. In 2008, approximately $38,000 of legal fees were billed to OPKO, all of which were outstanding as of December 31, 2008 and are included in related party receivable on the Consolidated Balance Sheets at December 31, 2008. Subsequent to December 31, 2008, OPKO paid the $38,000 balance.
NOTE 5 — INCOME TAXES
Due to the continuing operating losses, no tax benefit is being recorded. The Company continues to provide a full valuation allowance for any future tax benefits resulting from the Company’s net operating losses.
The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34.0% to pre-tax loss as follows:

	March 31, 2009	March 31, 2008

Tax benefit at U.S. federal statutory rate	$(265,000)	$(453,000)
State tax benefit, net of federal benefit	(38,000)	(64,000)
Change in valuation allowance	311,000	552,000
Permanent differences	1,000	1,000
Research and development credits	(25,000)	(31,000)
Other, net	16,000	(5,000)

Income tax expense (benefit)	$—	$—

NOTE 6 — STOCK OPTION PLANS
The following table summarizes stock option activity under the Prior Plans (as defined below):

					Weighted
		Weighted-	Weighted-		Average
		Average	Average	Aggregate	Remaining
		Exercise	Grant Date	Intrinsic	Contractual
	Shares	Price	Fair Value	Value	Life
Options at December 31, 2008	3,626,731	$0.32
Granted	—	—	$—

Exercised	(231,670)	$0.36

Forfeitures	(198,574)	$0.28

Options at March 31, 2009	3,196,487	$0.34		$0	3.49

All of the outstanding options to purchase shares of the Company’s common stock at March 31, 2009 were exercisable. Total unrecognized compensation cost for stock options as of March 31, 2009 was $0. The aggregate intrinsic value in the table above is before income taxes, based on the fair value of a share of the Company’s common stock of $0.25 at March 31, 2009. The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2009 is $0.
On January 12, 2009, a director of the Company exercised 231,670 options at an exercise price of $0.36 for approximately $83,000.
NOTE 7 — SUBSEQUENT EVENTS
Effective April 1, 2009, the Company’s Board of Directors adopted, and is submitting to the Company’s shareholders for approval at the Company’s 2009 annual meeting, the Company’s Omnibus Incentive Plan (the “Plan”). The Plan was established by amending, restating and merging the Company’s existing Stock Option Plan for Non-Employee directors, and the 1999 Stock Option Plan (collectively, the “Prior Plans”), with and into the Plan.
The Plan provides for a broad range of awards to attract, motivate and retain qualified and talented employees, directors, consultants and other persons who provide services to the Company (“Participants”), including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards and cash-based awards (“Awards”). The Plan promotes the success and enhances the value of the Company by linking the personal interests of Participants to those of the Company’s stockholders, and by providing Participants with an incentive for outstanding performance.
Awards under the Plan will be determined by a committee of the Board of Directors (the “Committee”), the members of which are selected by the Board of Directors. Currently the Plan provides that the Compensation Committee will serve as the administrator. The number of shares of Company common stock as to which an Award is granted and to whom any Award is granted shall be determined by the Committee, subject to the provisions of the Plan. Awards may be made exercisable or settled at such prices and may be made terminable under such terms as are established by the Committee, to the extent not otherwise inconsistent with the terms of the Plan.
Prior to the merger of the Prior Plans with and into the Plan, there were 9,708,055 Shares reserved for issuance for awards under the Prior Plans, including 3,196,487 Shares reserved for outstanding awards, and 5,922,466 Shares for future awards. Upon the merger of the Prior Plans with and into the Plan, effective April 1, 2009, there was no change to such numbers, with 9,708,055 Shares reserved for issuance for Awards under the Plan, of which 3,196,487 Shares were reserved for outstanding Awards, and 5,922,466 Shares for future Awards.
On April 7, 2009, pursuant to the terms of the Plan, the Compensation Committee of the Board of Directors granted 267,000 non-qualified stock options to purchase Shares to employees of the Company, including 100,000, 75,000 and 50,000 options to Dr. Joel Bernstein, the Company’s President and Chief Executive Officer, David Starr, the Company’s Vice President and Chief Financial Officer, and Dr. Scott B. Phillips, the Company’s Senior Vice President, Scientific Affairs, respectively. All of the options expire on April 7, 2019, vest in five equal installments commencing April 7, 2010, and have an exercise price of $1.53, which represents the fair market value of the Shares on the date of grant, as determined by the Compensation Committee of the Board of Directors in accordance with the terms of the Plan.
Should the stockholders of the Company approve the Plan at the Company’s 2009 annual meeting, the Committee has recommended to the Board of Directors that, following such approval, each of the Company’s non-employee directors receive 27,500 stock options on an annual basis and that the Chairmen of each of the Audit Committee and the Compensation Committee receive an additional 2,500 stock options on an annual basis.
On May 1, 2009, a director of the Company exercised 158,859 options at an exercise price of $0.28 for approximately $44,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements of Winston Pharmaceuticals, Inc., related Notes, and other financial information included elsewhere in this report and in our Annual Report on Form 10-K/A for the year ended December 31, 2008. Certain defined terms used herein have the meaning ascribed to them in such financial statements.
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
We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. For example, we may encounter competitive, technological, pharmacological, financial and business challenges making it more difficult than expected to continue to develop and market our products; the market may not accept our existing and future products; we may not be able to retain our customers; we may be unable to retain existing key management personnel; and there may be other material adverse changes in our operations or business. In addition, assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, expenditure or other budgets, which may in turn affect our financial position and results of operations. For all of these reasons, the reader is cautioned not to place undue reliance on forward-looking statements contained herein, which speak only as of the date hereof. We assume no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise, except as required by law.
Executive Overview
On September 25, 2008, the Company, formerly known as Getting Ready Corporation completed its merger (the “Merger”) with Winston Labs, by merging a wholly-owned subsidiary of Getting Ready Corporation into Winston Labs. Effective November 17, 2008, Getting Ready Corporation changed its name to Winston Pharmaceuticals, Inc. (hereafter referred to as “we,” “us,” “our” or the “Company”). The Company is carrying on the business of Winston Labs as its sole line of business and it has retained all of Winston Labs’s management.
On January 30, 2006, Winston Labs licensed to Sirius Laboratories, Inc., a company founded by Dr. Bernstein, the Company’s President and Chief Executive Officer, the rights to market products containing anthralin owned by Winston Labs, including a marketed 1% anthralin cream trade name Psoriatec®. The license had a two-year term which expired on January 31, 2008 and provided for the following key terms: (i) a 25% royalty on net sales; (ii) a $300,000 minimum royalty; and (iii) a $750,000 purchase option. This agreement was assigned by Sirius to DUSA Pharmaceuticals, Inc. following DUSA’s purchase of Sirius. This license had been extended until September 30, 2008 by mutual written consent of the parties and the extension provided for continuation of the 25% royalty on net sales but eliminated the minimum royalty and purchase option. This agreement expired on September 30, 2008.

On August 14, 2007, Winston Labs entered into an exclusive technology license agreement with Elorac, formerly known as Exopharma, Inc. Dr. Bernstein is a majority owner and President and Chief Executive Officer of Elorac. Elorac also has two directors who are directors of the Company. Under the terms of the license agreement, Winston Labs granted Elorac an exclusive license to the proprietary rights of certain products (≤ 0.025% civamide with the stated indication of psoriasis of the skin). In exchange, Elorac paid Winston Labs a license fee of $100,000 and is required to pay a 9% royalty on sales of the product. In addition, the agreement required Elorac to pay Winston Labs a non-refundable payment of $250,000 upon approval of a marketing authorization by Elorac on the product(s) described in the agreement. On October 27, 2008 Winston Labs and Elorac mutually terminated the above license agreement. As a result of this mutual termination, Winston Labs agreed to pay Elorac the $105,000 in exchange for Winston Labs retaining all the proprietary rights under the original agreement. Since inception, Elorac has been located in the same offices as Winston Labs and therefore has shared in certain of Winston Labs expenses such as rent, utilities, internet usage, etc. The amount of Elorac’s share of such expenses is based on various allocation factors related to particular expense. Winston Labs has invoiced Elorac $26,954 and $23,979 for a three month period ending March 31, 2009 and 2008, respectively, for such services, which are included as a reduction of expenses on the Consolidated Statement of Operations.
On September 19, 2007, Winston Labs entered into an exclusive technology license agreement with Opko Ophthalmologics, LLC, (“OPKO”). Under the terms of the license agreement, Winston Labs granted OPKO an exclusive license to the proprietary rights of certain products (pharmaceutical compositions or preparations containing the active ingredient civamide in formulations suitable for use in the therapeutic or preventative treatment of ophthalmic conditions in humans). In exchange, OPKO paid Winston Labs a license fee of $100,000 and is required to pay a 10% royalty on sales of the products. In addition, the agreement requires OPKO to pay Winston Labs a non-refundable payment of $5,000,000 upon approval of a marketing authorization by OPKO on the product described in the agreement. In addition, under the terms of the agreement, OPKO and the Company agreed to equally share the cost related to manufacturing and clinical supplies of Civamide Nasal solution. For the three month period ending March 31, 2009 and 2008, respectively, Opko’s share of these costs was $112,221 and $4,246. In addition, the agreement calls for OPKO to reimburse Winston Labs for certain legal expenses Winston Labs has incurred related to the use of the licensed products to treat keratoconjunctivitis. In 2008, approximately $38,000 of legal fees were billed to OPKO, all of which were outstanding as of December 31, 2008 and is included in related party receivable on the Consolidated Balance Sheets as of December 31, 2008. Subsequent to December 31, 2008, OPKO paid $38,000 of the balance due. Phillip Frost, M.D. is the Chairman and Chief Executive Officer of OPKO’s parent company, Opko Health, Inc. (“Opko Health”), and the sole trustee of Frost Gamma Investments Trust. As of April 15, 2009, Dr. Frost was the beneficial owner of 53.5% of Opko Health’s common stock. As of May 13, 2009, Frost Gamma Investments Trust was the beneficial owner of 26,575,429 shares (29.6%) of the Company, including 12,476,548 shares of common stock underlying shares of Series A Convertible Preferred Stock and 8,779,797 shares of common stock underlying warrants to purchase shares of Series A Convertible Preferred Stock and 4,583,222 shares of common stock underlying shares of Series B Convertible Preferred Stock. Furthermore, Subbarao Uppaluri, Ph.D., the Senior Vice President — Chief Financial Officer of Opko Health, is the beneficial owner of 299,351 shares (0.3%) of the Company, including 127,313 shares of common stock underlying Series A Convertible Preferred Stock and 89,589 shares of common stock underlying warrants to purchase shares of Series A Convertible Preferred Stock.
On October 29, 2008, Winston Labs filed a new drug submission (NDS) in Canada, for CIVANEX® Cream (civamide cream 0.075%) for the treatment of signs and symptoms of osteoarthritis, the first product Winston Labs has developed under its transient receptor potential vanilloid (TRPV) channel technology. On October 30, 2008, Winston Labs entered into a License Agreement (the “License Agreement”) with sanofi-aventis Canada Inc. (“sanofi-aventis Canada”) pursuant to which Winston Labs granted sanofi-aventis an exclusive license to the Canadian rights to Winston Labs proprietary transient receptor potential vanilloid (TRPV-1) modulator in formulations for topical application. Under the terms of the License Agreement, sanofi-aventis Canada owns the rights to manufacture, develop and commercialize civamide cream in Canada along with a second generation cream that is currently in development. In return for granting sanofi-aventis Canada the Canadian rights to civamide cream, Winston Labs received an upfront payment of $1.9 million (US), and will receive an additional $2 million (CAD) upon regulatory approval of civamide cream in Canada, certain milestone payments, and future royalties on net sales of civamide or the related second generation cream in Canada.
Winston Labs does not currently market any products. In the past, Winston Labs marketed certain products revenues from which were used to help fund its research programs. Winston Labs is engaged in the development of innovative products for managing and alleviating pain. After discontinuing the Zostrix ® and Axsain ® product lines, Winston Labs has devoted most of its resources to research and development. Winston Labs has spent $3,496,150 and $1,853,501, during each of the years 2008 and 2007, respectively, on research and development activities. Winston Labs has incurred significant operating losses since the initiation of operations in 1997 and as of March 31, 2009, had an accumulated deficit of approximately $47.5 million.

Results of Operations
For the three months ended March 31, 2009 compared to the three months ended March 31, 2008

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
REVENUES
License Revenue	$316,706	$—	$316,706	N/A
Royalty Revenue	23,280	79,880	(56,600)	(71)%

	339,986	79,880	260,106	325%

EXPENSES
Research and development	545,966	992,920	(446,954)	(45)%
General and administrative	580,309	456,392	123,917	27%
Depreciation and amortization	2,318	1,874	444	23%

Total Operating Expenses	1,128,593	1,451,186	(322,593)	(22)%

Loss from Operations	(788,607)	(1,371,306)	582,699	(42)%

Interest income	9,727	40,365	(30,638)	(75)%
Other income	96	54	42	77%

Other income	9,823	40,419	(30,596)	(75)%

Loss before income taxes	(778,784)	(1,330,887)	552,103	(41)%

Income Taxes
Current	—	—	—	—
Deferred	—	—	—	—

Income Taxes	—	—	—	—
NET LOSS	$(778,784)	$(1,330,887)	$552,103	(41)%

Revenues
Revenues from licenses increased to $316,706 for the three months ended March 31, 2009 compared to $0 for the same period in 2008. The $316,706 license revenue in 2009 represents 3 months of revenue recognition related to a $1.9 million upfront cash payment received by Winston Labs from sanofi-aventis Canada Inc. in accordance with a license agreement entered into by Winston Labs in the fourth quarter of 2008.
Revenues from royalties declined to $23,280 for the three months ended March 31, 2009 compared to $79,880 for the same period in 2008. The decline was primarily due to a change in terms of the License Agreement with DUSA that included a $25,000 minimum monthly payment received in January 2008 that was not received for same period in 2009. The license agreement with DUSA expired on September 30, 2008. The $23,280 royalty revenue for the three month period ending March 31, 2009 is comprised entirely of royalties earned from Hi-Tech. The $54,880 royalty revenue for the three month period ending March 31, 2008 represents $5,457 and $49,423 of royalties earned from DUSA and Hi- Tech, respectively.

Research & Development Expenses
Research and development expenses declined to $545,966 for the three months ended March 31, 2009 compared to $992,920 for the same period in 2008. The decline was primarily due to decreased spending on various European and Canadian filing fees and other decreased spending on R&D projects.
General and Administrative Expenses
General and administrative expenses increased to $580,309 for the three months ended March 31, 2009 compared to $456,392 for the same period in 2008. The increase is due largely to increased spending on legal and accounting fees as well as increase in payroll due to hiring of additional administrative staff.
Interest Income
Interest income decreased by $30,638 to $9,727 for the three month period ended March 31, 2009 from $40,365 for the same period in 2008 due to majority of Company funds being held in U.S. Treasury mutual fund for the three month period ending March 31, 2009, which pays a much lower interest rate than a Certificate of Deposit, which accounted for majority of the Company’s cash and cash equivalents for the three month period ending March 31, 2008.
Net Loss
Net loss was $778,784, or $0.01 per share, for the three months ended in March 31, 2009, compared to a net loss of $1,330,888, or $0.03 per share for the same period in 2008. The decrease in net loss is primarily attributed to an increase in revenues totaling $0.3 million and a decrease in operating expenses totaling $0.3 million, consisting of a decrease in research and development totaling $0.4 million and an increase in general and administrative expenses totaling $0.1 million.
Liquidity and Capital Resources
Since Winston Labs’s inception, it has financed its operations through the private placement of equity securities and, to a lesser extent, through licensing revenues and product sales. Through March 31, 2009, Winston Labs has raised approximately $54 million from the private placement of Winston Labs and Rodlen common shares.
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
The bulk of our expenditures are for operating activities. Our net cash used in operating activities was $1.8 million for the year ended December 31, 2007, $3.1 million for the year ended December 31, 2008 and $1.5 million for the three months ended March 31, 2009. These amounts were used to fund our operating losses for the periods, adjusted for non-cash expenses and changes in operating assets and liabilities.
Historically, our investing activities have included the acquisition or purchase of product rights, such as Psoriatec® in 2001 and Zostrix® in 2002, the divestment of product rights, such as Zostrix® in 2005, and the acquisition or redemption of holdings in other companies, such as the preferred shares in Ovation that we redeemed in 2005.

On November 13, 2007, Winston Labs issued 5,815,851 shares of Winston Labs Series A Preferred Stock and warrants to purchase 4,092,636 shares of Winston Labs Series A Preferred Stock in a private placement for an aggregate purchase price of $5.0 million. Immediately prior to consummation of the Merger, Winston Labs issued 4,187,413 shares of Winston Labs Series B Preferred Stock in a private placement for an aggregate purchase price of $4.0 million. All of the Winston Labs shares and warrants issued in these transactions were exchanged for shares of the Company’s Series A and B Preferred Stock and warrants to purchase the Company’s Series A Preferred Stock upon consummation of the Merger.
On September 25, 2008 at the closing of the Merger, all of the issued and outstanding capital stock of Winston Labs, consisting of 23,937,358 shares of common stock, par value $0.001 per share, 5,815,851 shares of the Winston Labs Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), and 4,187,413 shares of the Winston Labs Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred Stock”), was exchanged for 422,518,545 shares of the Company’s common stock, par value $0.001 per share (at an exchange ratio of 17.65101 shares of the Company’s common stock per share of Winston Labs common stock), 101,849 shares of the Company’s Series A Preferred Stock and 73,332 shares of the Company’s Series B Preferred Stock (at an exchange ratio of .01751238 shares of the Company’s preferred stock per share of Winston Labs’ preferred stock).
On October 30, 2008, Winston Labs and sanofi-aventis Canada Inc. entered into a licensing agreement for the Canadian rights to Winston Labs’ transient receptor potential vanilloid (TRPV-1) modulator in formulations for topical application. Under the terms of the agreement, sanofi-aventis Canada Inc. owns the rights to develop, manufacture and commercialize civamide cream in Canada along with a second generation cream that is currently in development. In return for granting sanofi-aventis Canada Inc. the Canadian rights, Winston Labs received an upfront payment of $1.9 million (US) and will receive an additional $2 million (CAD) upon regulatory approval of civamide cream in Canada, certain milestone payments and future royalties on net sales of civamide or the related second generation cream in Canada. In connection with this agreement, Winston Labs is recognizing the upfront payment of $1.9 million over 18 months. As such, approximately $316,000 and $0 has been recognized as revenue for the three months ended March 31, 2009 and in 2008, respectively, with the remainder being treated as unearned revenue on our Consolidated Balance Sheet as of March 31, 2009 and as of December 31, 2008.
On December 15, 2008, the Company’s Board of Directors approved a 1-for-8 reverse split of its common and preferred stock.
As of March 31, 2009, we had cash and cash equivalents of approximately $4.1 million. Although we expect that our available funds and funds generated from our operations will be sufficient to fund our activities into 2010, we will need and will seek to obtain additional capital in the next 6-9 months and future years to continue to operate and grow our business. We anticipate that licensing revenue for the remainder of 2009 will originate solely from milestone payments under existing license agreements or upfront, non-refundable payments under new license agreements. Our cash requirements may vary materially from those currently anticipated due to changes in our operations, including our research and development activities, expansion of our personnel and the timing of our receipt of license revenues. Our ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing on terms satisfactory to us or at all.
Contractual Obligations
We lease our facilities on a month-to-month basis and certain equipment under operating leases that expire through 2010. Future minimum operating lease payments at March 31, 2009, are as follows:

2009	$9,918
2010	2,708
Rental expense for the three months ended March 31, 2009 and 2008 was $22,078 and $26,890, respectively.
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
Item 1A. Risk Factors
We are a “smaller reporting company” as such term is defined in Rule 12b-2 of the Exchange Act and are exempt from making the disclosures required by this item pursuant to the instructions to Item 1A to Part II of Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)
On January 12, 2009, the Company issued 231,670 shares of common stock to Joel E. Bernstein, M.D., upon the exercise by Dr. Bernstein of an equal number of options to purchase shares of the Company’s common stock at an exercise price of $0.40 per share, in a private offering pursuant to Section 4(2) of the Securities Act of 1933 (the “Act”). Dr. Bernstein is an accredited investor under Rule 501 of the Act.

(b)	Not applicable.
(c)	Not applicable.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.

31.1	Certification of the President and Chief Executive Officer of Winston Pharmaceuticals, Inc., Joel E. Bernstein, M.D., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Vice President and Chief Financial Officer of Winston Pharmaceuticals, Inc., David Starr, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of the President and Chief Executive Officer of Winston Pharmaceuticals, Inc., Joel E. Bernstein, M.D., and the Vice President and Chief Financial Officer of Winston Pharmaceuticals, Inc., David Starr, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINSTON PHARMACEUTICALS, INC. (Registrant)
Dated: May 14, 2009	By:	/s/ Joel E. Bernstein
Joel E. Bernstein, M.D.
President and Chief Executive Officer

Dated: May 14, 2009	By:	/s/ David Starr
David Starr
Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of the President and Chief Executive Officer of Winston Pharmaceuticals, Inc., Joel E. Bernstein, M.D., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Vice President and Chief Financial Officer of Winston Pharmaceuticals, Inc., David Starr, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of the President and Chief Executive Officer of Winston Pharmaceuticals, Inc., Joel E. Bernstein, M.D., and the Vice President and Chief Financial Officer of Winston Pharmaceuticals, Inc., David Starr, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.