Form 10-Q
period 2009-06-30
Winston Pharmaceuticals, Inc.
filed 2009-08-14
CIK 1302554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 14, 2009, 55,496,893 shares of the registrant’s Common Stock were issued and outstanding.

WINSTON PHARMACEUTICALS, INC. AND SUBSIDARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Winston Pharmaceuticals, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,145,456	$5,626,913
Accounts receivable	48,337	17,498
Related party receivable	43,918	38,142
Prepaid and other current assets	52,920	68,465

Total current assets	3,290,631	5,751,018

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $138,665 at June 30, 2009 and $161,907 at December 31, 2008	16,529	18,823
INTANGIBLE ASSETS, NET	18,783	21,540

TOTAL ASSETS	$3,325,943	$5,791,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$512,429	$1,052,730
Accrued expenses and other current liabilities	184,923	239,861
Unearned revenue — current portion	950,119	1,266,825

Total current liabilities	1,647,471	2,559,416

Unearned revenue — long-term portion	—	316,706

Total liabilities	1,647,471	2,876,122

Commitments and Contingencies

Stockholders’ equity
Preferred Stock, $.001 par value, 250,000,000 shares authorized
Series A, Convertible 12,730 shares issued and outstanding at June 30, 2009 and at December 31, 2008	13	13
Series B, Convertible 9,157 shares issued and outstanding at June 30, 2009 and at December 31, 2008	9	9

Common stock, $.001 par value, 900,000,000 shares authorized 55,496,893 and 55,106,364 shares issued and outstanding at June 30, 2009 and at December 31, 2008	55,497	55,106
Additional paid-in capital	49,741,630	49,587,913
Accumulated deficit	(48,118,677)	(46,727,782)

Total stockholders’ equity	1,678,472	2,915,259

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,325,943	$5,791,381

See notes to unaudited condensed consolidated financial statements

Winston Pharmaceuticals, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended June 30		Six Months ended June 30
	2009	2008	2009	2008
REVENUES
License revenues	$316,707	$—	$633,413	$—
Royalty revenues	48,337	20,113	71,617	99,993

	365,044	20,113	705,030	99,993
EXPENSES
Research and development	587,760	1,029,282	1,133,726	2,022,202
General and administrative	462,675	442,246	1,042,984	898,843
Depreciation and amortization	2,318	2,037	4,636	3,706

Total operating expenses	1,052,753	1,473,565	2,181,346	2,924,751

Loss from operations	(687,709)	(1,453,452)	(1,476,316)	(2,824,758)

Interest income	316	17,329	10,043	57,694
Other income	75,284	292	75,380	346

Other income	75,600	17,621	85,423	58,040

Loss before income taxes	(612,109)	(1,435,831)	(1,390,893)	(2,766,718)
Income Taxes
Current	—	—	—	—
Deferred	—	—	—	—

Income Taxes	—	—	—	—

NET LOSS	$(612,109)	$(1,435,831)	$(1,390,893)	$(2,766,718)

Loss per share, basic and diluted	$(0.01)	$(0.03)	$(0.03)	$(0.05)

Weighted average number of shares outstanding, basic and diluted	55,442,776	52,814,818	55,375,335	52,814,818

See notes to unaudited condensed consolidated financial statements

Winston Pharmaceuticals, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2009 and 2008

	2009	2008
Cash flows from operating activities
Net loss	$(1,390,893)	$(2,766,718)
Depreciation and amortization	4,636	3,706
Stock option expense	26,677	—
Changes in:
Accounts receivable	(36,615)	15,002
Prepaid and other current assets	15,545	(5,746)
Other assets	1,154	—
Unearned revenue	(633,413)	—
Accounts payable	(540,302)	291,323
Accrued expenses and other current liabilities	(54,938)	940

Net cash used in operating activities	(2,608,149)	(2,461,493)

Cash flows from investing activities
Purchases of equipment	(738)	(14,603)
Purchases of intangibles	—	(1,730)

Net cash used in investing activities	(738)	(16,333)
Cash flows from financing activities
Proceeds from exercise of stock options	127,430	—

Net cash provided by financing activities	127,430	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,481,457)	(2,477,826)
Cash and cash equivalents at beginning of period	5,626,913	4,481,611

Cash and cash equivalents at end of period	$3,145,456	$2,003,785

Supplemental disclosures of cash flow information
Interest paid	$—	$—

Income taxes paid	$—	$—

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
The accompanying financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flow for the periods presented in conformity with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.
The Company continues to incur recurring net losses and negative cash flows from operations. Until the Company can generate significant cash from its operations, if ever, it expects to continue to fund its operations with existing cash resources generated from the proceeds of offerings of its equity securities as well as potentially through strategic collaboration agreements, debt financing or the sale of additional equity securities. The Company may not enter into collaboration agreements, or, if it does, receive milestone or royalty payments under those agreements. In addition, there can be no assurance that the Company’s existing cash and investment resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on favorable terms. Having insufficient funds may require the Company to delay, scale back or eliminate some or all of its development programs, relinquish some or all rights to product candidates at an earlier stage of development or negotiate less favorable terms with third parties with respect to such product candidates than the Company would otherwise choose. Failure to obtain adequate financing also may adversely affect the launch of the Company’s product candidates, if approved for marketing, or its ability to continue in business. If the Company raises additional funds by issuing equity securities, substantial dilution to existing stockholders could result. If the Company raises additional funds by incurring debt financing, the terms of the debt could involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict the Company’s ability to operate its business.
As of June 30, 2009, the Company had cash and cash equivalents of approximately $3.1 million. During the three and six months ended June 30, 2009, the Company used a total of approximately $1.1 million and $2.6 million, respectively, in operating activities. Management currently anticipates that cash uses will generally remain at these levels or less until such time as the Company is able to secure additional funding to increase its investment in pre-commercialization activities and advance its development programs. As a result, the Company anticipates that its existing cash will be sufficient to meet its projected operating requirements through at least December 31, 2009. The Company intends to seek additional funding through strategic alliances, debt facilities or other financing vehicles which may include the public or private sales of its equity securities.
Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2008.
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of Winston Laboratories, Inc., the Company’s wholly-owned subsidiary (“Winston Labs”) and its subsidiaries, Winston Laboratories Limited (“UK Ltd.”) and Rodlen Laboratories, Inc. (“Rodlen”). All intercompany balances and transactions have been eliminated.
Cash and Cash Equivalents
For purposes of reporting cash flows, the Company considers all instruments with original maturities of three months or less to be cash equivalents. It is the Company’s policy to include investments in mutual funds at $1 carrying value as a cash equivalent. Included in cash and cash equivalents at December 31, 2008 is a $3.5 million certificate of deposit (COD), which carried an annual interest rate of 2.3% and matured on February 12, 2009. Also included in cash and cash equivalents at June 30, 2009 and December 31, 2008, respectively, is approximately $2.1 million and $1.9 million in a U.S. Treasury mutual fund.
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
The Company’s financial assets measured at fair value on a recurring basis, subject to the disclosure requirements of SFAS 157, are as follows:

Fair Value Measurements at June 30, 2009
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Mutual fund	$2,056,631	$—	$—	$2,056,631

Total	$2,056,631	$—	$—	$2,056,631

Fair Value Measurements at December 31, 2008
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Mutual fund	$1,961,059	$—	$—	$1,961,059

Total	$1,961,059	$—	$—	$1,961,059
The above investment in a mutual fund is included in cash and cash equivalents on the Consolidated Balance Sheet as of June 30, 2009 and as of December 31, 2008.
Research and Development Expenses
Research and development costs totaled $587,760 and $1,133,726 for the three and six month periods ended June 30, 2009 and $1,029,282 and $2,022,202 for the three and six month periods ended June 30, 2008.
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

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 developed a two-step process to evaluate a tax position and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted this interpretation on July 1, 2008. The Company has not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company files tax returns in all appropriate jurisdictions. The open tax years are those years ending December 31, 2005 to December 31, 2008, which statutes expire in 2009-2012. As of June 30, 2009 and December 31, 2008, the Company has no liability for unrecognized tax benefits. The adoption and implementation of FIN 48 had no effect on the Company’s results of operations, net loss or basic and diluted loss per share for the three and six month periods ended June 30, 2009 and 2008. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense as incurred. No expense for interest and penalties was recognized for the three and six month periods ended June 30, 2009.
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
Recent Accounting Pronouncements
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“FAS 141(R)”). This Statement provides greater consistency in the accounting and financial reporting for business combinations. FAS 141(R) establishes new disclosure requirements and, among other things, requires the acquiring entity in a business combination to record contingent consideration payable, to expense transaction costs, and to recognize all assets acquired and liabilities assumed at acquisition-date fair value. The Company adopted FAS 141(R) on January 1, 2009. The adoption of FAS 141(R) had no effect on the Company’s results of operations, net loss or basic diluted loss per share for the three and six month periods ended June 30, 2009.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). FAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the minority or noncontrolling interests in a subsidiary or variable interest entity and for the deconsolidation of a subsidiary or variable interest entity. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. The Company adopted FAS 160 on January 1, 2009. The adoption of FAS 160 had no effect on the Company’s results of operations, net loss or basic diluted loss per share for the three and six month period ended June 30, 2009.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (“SFAS 161”). This statement revises the requirements for the disclosure of derivative instruments and hedging activities that include the reasons a company uses derivative instruments, how derivative instruments and related hedged items are accounted under SFAS 133 and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The Company adopted FAS 161 on January 1, 2009. The adoption of FAS 161 had no effect on the Company’s results of operations, net loss or basic diluted loss per share for the three and six month periods ended June 30, 2009.
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
In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events”, which established general accounting standards and disclosure for subsequent events. The Company adopted SFAS No. 165 during the second quarter of 2009. In accordance with SFAS No. 165, the Company has evaluated subsequent events through the date and time the financial statements were issued on August 14, 2009.
In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”, which changes the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and requires companies to more frequently assess whether they must consolidate VIEs. This new standard is effective for the Company beginning on January 1, 2010. The adoption of FAS 167 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Denominator:

Weighted average common shares outstanding	55,442,776	52,814,818	55,375,335	52,814,818
Loss per common share — basic and diluted	$(0.01)	$(0.03)	$(0.03)	$(0.05)
The Company’s Basic EPS and Diluted EPS is identical as inclusion of the incremental common shares attributable upon conversion of convertible preferred shares and the exercise of stock options and warrants would have been anti-dilutive.
NOTE 3 — TECHNOLOGY LICENSE AGREEMENTS
Under its technology license agreement with DUSA Pharmaceuticals Inc. (“DUSA”), the Company recorded royalty revenues of $4,403 and 34,861 for the three and six months ended June 30, 2008, respectively. The license agreement with DUSA expired on September 30, 2008. In July 2008, the Company learned that DUSA had breached a license agreement with Winston Labs. Winston Labs initiated arbitration in October 2008 to recover the damages caused by this breach. In June, 2009, DUSA settled this matter by agreeing to pay $75,000 in damages. This settlement is included in other income in the Condensed Consolidated Statements of Operations.
Under its technology license agreement with Hi-Tech Pharmacal Co.(“Hi-Tech”), the Company recorded royalty revenues of $48,337 and $15,710 for the three months ended June 30, 2009 and 2008, respectively, and $71,617 and $65,132 for the six months ended June 30, 2009 and 2008, respectively.
Under its licensing agreement with sanofi-aventis Canada Inc., the Company recognized $316,707 and $0 as license revenue for the three months ended June 30, 2009, and 2008, respectively, and $633,413 and $0 for the six months ended June 30, 2009 and 2008, respectively with the remainder being treated as unearned revenue on the Consolidated Balance Sheet as of June 30, 2009 and as of December 31, 2008.
NOTE 4 — RELATED-PARTY TRANSACTIONS
Elorac, Inc. (“Elorac”), a company whose chairman is Joel E. Bernstein, M.D., and whose two directors are directors of the Company, has been located in the same offices as the Company since Elorac was formed in August 2007, and therefore has shared in certain of the Company’s expenses such as rent, utilities, internet usage, etc. The amount of Elorac’s share of such expenses is based on various allocation factors related to a particular expense. The Company has received approximately $27,045 and $44,848 for such services for the three months period ended June 30, 2009 and 2008, respectively, and $52,214 and $44,848 for the six months ended June 30, 2009 and 2008, respectively which are included as a reduction of the Company’s expenses on the Consolidated Statement of Operations. As of June 30, 2009 and December 31, 2008, respectively, the Company had $2,585 and $0 of receivables related to such expenses which are included in related party receivable on the Consolidated Balance Sheets. Subsequent to June 30, 2009, Elorac paid the $2,585 balance.
Gideon Pharmaceuticals, Inc. (“Gideon”) is a corporation whose chairman is Joel E. Bernstein, M.D., president and CEO of the Company. Gideon reimburses the Company for certain expenses that the Company incurs on behalf of Gideon. As of June 30, 2009 and December 31, 2008, respectively, the Company had $900 and $0 of receivables related to such expenses which are included in related party receivable on the Consolidated Balance Sheets. Subsequent to June 30, 2009, Gideon paid the $900 balance.
On September 19, 2007, Winston Labs entered into an exclusive technology license agreement with Opko Ophthalmologic, LLC, (“OPKO”). The CEO and Chairman of OPKO is the sole trustee of Frost Gamma Investments Trust which, as of June 30, 2009, was the beneficial owner of 29.6% of the Company’s common stock on an as-converted basis. The CFO of OPKO is a director of the Company, a member of its Audit Committee and, as of June 30, 2009, was the beneficial owner of 0.3% of the Company’s common stock on an as-converted basis. The agreement calls for Opko to reimburse Winston Labs for costs incurred by Winston Labs in efforts to assist Opko in obtaining all marketing authorizations, as defined by the agreement. As of June 30, 2009, $27,175 of such costs were outstanding and are included in related party receivable on the Consolidated Balance Sheets. In addition, the agreement calls for OPKO to reimburse Winston for certain legal expenses Winston has incurred related to keratoconjunctivitis. As of June 30, 2009, the Company had $13,258 of receivables related to such expenses which are included in related party receivable on the Consolidated Balance Sheets. Subsequent to June 30, 2009, OPKO paid the $40,433 aggregate balance of such costs and expenses. In 2008, $38,142 of legal fees were billed to OPKO, all of which were outstanding as of December 31, 2008 and are included in related party receivable on the Consolidated Balance Sheets at December 31, 2008. Subsequent to December 31, 2008, OPKO paid the $38,142 balance.

NOTE 5 — INCOME TAXES
Due to the continuing operating losses, no tax benefit is being recorded. The Company continues to provide a full valuation allowance for any future tax benefits resulting from the Company’s net operating losses.
The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34.0% to pre-tax loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Tax benefit at U.S. federal statutory rate	$(208,000)	$(488,000)	$(473,000)	$(941,000)
State tax benefit, net of federal benefit	(29,000)	(69,000)	(67,000)	(133,000)
Change in valuation allowance	265,000	554,000	576,000	1,106,000
Permanent differences	1,000	1,000	1,000	1,000
Research and development credits	(27,000)	(38,000)	(52,000)	(69,000)
Other, net	(2,000)	40,000	15,000	36,000

Income tax expense (benefit)	$—	$—	$—	$—

NOTE 6 — STOCK OPTION PLANS
The following table summarizes stock option activity under the Prior Plans (as defined below):

					Weighted
		Weighted-	Weighted-		Average
		Average	Average	Aggregate	Remaining
		Exercise	Grant Date	Intrinsic	Contractual
	Shares	Price	Fair Value	Value	Life
Options at December 31, 2008	3,626,731	$0.32
Granted	267,000	$1.53	$2.14

Exercised	(390,529)	$0.33
Forfeitures	(198,574)	$0.28

Options at June 30, 2009	3,304,628	$0.44		$329,390	4.15

The aggregate intrinsic value in the table above is before income taxes, based on the fair value of a share of the Company’s common stock of $0.45 at June 30, 2009. The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2009 is $329,390.
Effective April 1, 2009, the Company’s Board of Directors adopted the Company’s Omnibus Incentive Plan (the “Plan”). The Plan was established by amending, restating and merging the Company’s existing Stock Option Plan for Non-Employee directors, and the 1999 Stock Option Plan (collectively, the “Prior Plans”), with and into the Plan. The Plan was approved by the Company’s shareholders at the Company’s annual meeting held on June 17, 2009.
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

Awards under the Plan will be determined by a committee of the Board of Directors (the “Committee”), the members of which are selected by the Board of Directors. Currently the Plan provides that the Compensation Committee will serve as the administrator. The number of shares of Company common stock (“Shares”) as to which an Award is granted and to whom any Award is granted shall be determined by the Committee, subject to the provisions of the Plan. Awards may be made exercisable or settled at such prices and may be made terminable under such terms as are established by the Committee, to the extent not otherwise inconsistent with the terms of the Plan.
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
On April 7, 2009, pursuant to the terms of the Plan, the Compensation Committee of the Board of Directors granted 267,000 non-qualified stock options to purchase Shares to employees of the Company, including 225,000 options to key officers of the Company. All of the options expire on April 7, 2019, vest in five equal installments commencing April 7, 2010, and have an exercise price of $1.53, as determined by the Compensation Committee of the Board of Directors in accordance with the terms of the Plan.
Compensation cost for stock options for the three month period ending June 30, 2009 was $26,677.
The following table shows the assumptions used to compute stock-based compensation expense for stock options granted to employees for the six months ended June 30, 2009 using the Black-Scholes valuation model. The Company did not grant any stock options during the three and six months ended June 30, 2008; therefore no assumptions related to the Black-Scholes valuation model were made for such period.

Stock Options
Expected dividend yield	0%
Expected volatility	77%
Expected life (in years)	6
Risk-free interest rate	1.87%
Subsequent to the shareholder approval of the Plan on June 17, 2009, the Committee has recommended to the Board of Directors that, that each of the Company’s non-employee directors receive 27,500 stock options on an annual basis and that the Chairmen of each of the Audit Committee and the Compensation Committee receive an additional 2,500 stock options on an annual basis.
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
On January 30, 2006, Winston Labs licensed to Sirius Laboratories, Inc., a company founded by Dr. Bernstein, the Company’s President and Chief Executive Officer, the rights to market products containing anthralin owned by Winston Labs, including a marketed 1% anthralin cream trade name Psoriatec®. The license had a two-year term which expired on January 31, 2008 and provided for the following key terms: (i) a 25% royalty on net sales; (ii) a $300,000 minimum royalty; and (iii) a $750,000 purchase option. This agreement was assigned by Sirius to DUSA Pharmaceuticals, Inc. following DUSA’s purchase of Sirius. This license had been extended until September 30, 2008 by mutual written consent of the parties and the extension provided for continuation of the 25% royalty on net sales but eliminated the minimum royalty and purchase option. This agreement expired on September 30, 2008. In July 2008, the Company learned that DUSA had breached such license agreement. Winston Labs initiated arbitration in October 2008 to recover the damages caused by this breach. In June, 2009, DUSA settled this matter by agreeing to pay $75,000 in damages, which is included in other income in the Condensed Consolidated Statements of Operations.

On August 14, 2007, Winston Labs entered into an exclusive technology license agreement with Elorac, formerly known as Exopharma, Inc. Dr. Bernstein is a majority owner and President and Chief Executive Officer of Elorac. Elorac also has two directors who are directors of the Company. Under the terms of the license agreement, Winston Labs granted Elorac an exclusive license to the proprietary rights of certain products ( ≤ 0.025% civamide with the stated indication of psoriasis of the skin). In exchange, Elorac paid Winston Labs a license fee of $100,000 and is required to pay a 9% royalty on sales of the product. In addition, the agreement required Elorac to pay Winston Labs a non-refundable payment of $250,000 upon approval of a marketing authorization by Elorac on the product(s) described in the agreement. On October 27, 2008 Winston Labs and Elorac mutually terminated the above license agreement. As a result of this mutual termination, Winston Labs agreed to pay Elorac the $105,000 in exchange for Winston Labs retaining all the proprietary rights under the original agreement. Since inception, Elorac has been located in the same offices as Winston Labs and therefore has shared in certain of Winston Labs expenses such as rent, utilities, internet usage, etc. The amount of Elorac’s share of such expenses is based on various allocation factors related to particular expense. Winston Labs has invoiced Elorac $27,846 and $40,653 for a three month period ending June 30, 2009 and 2008, respectively, and for such services, which are included as a reduction of expenses on the Consolidated Statement of Operations.
On September 19, 2007, Winston Labs entered into an exclusive technology license agreement with Opko Ophthalmologic, LLC, (“OPKO”). Under the terms of the license agreement, Winston Labs granted OPKO an exclusive license to the proprietary rights of certain products (pharmaceutical compositions or preparations containing the active ingredient civamide in formulations suitable for use in the therapeutic or preventative treatment of ophthalmic conditions in humans). In exchange, OPKO paid Winston Labs a license fee of $100,000 and is required to pay a 10% royalty on sales of the products. In addition, the agreement requires OPKO to pay Winston Labs a non-refundable payment of $5,000,000 upon approval of a marketing authorization by OPKO on the product described in the agreement. In addition, under the terms of the agreement, OPKO and the Company agreed to equally share the cost related to manufacturing and clinical supplies of Civamide Nasal solution. In addition, the agreement calls for Opko to reimburse Winston Labs for costs incurred by Winston Labs in efforts to assist Opko in obtaining all marketing authorizations, as defined by the agreement. As of June 30, 2009, $27,175 of such costs were outstanding and are included in related party receivable on the Consolidated Balance Sheets. In addition, the agreement calls for OPKO to reimburse Winston Labs for certain legal expenses Winston Labs has incurred related to the use of the licensed products to treat keratoconjunctivitis. As of June 30, 2009, the Company had $13,258 of receivables related to such expenses which are included in related party receivable on the Consolidated Balance Sheets. Subsequent to June 30, 2009, OPKO paid the $40,433 balance. In 2008, $38,142 of legal fees were billed to OPKO, all of which were outstanding as of December 31, 2008 and is included in related party receivable on the Consolidated Balance Sheets as of December 31, 2008. Subsequent to December 31, 2008, OPKO paid $38,000 of the balance due. Phillip Frost, M.D. is the Chairman and Chief Executive Officer of OPKO’s parent company, Opko Health, Inc. (“Opko Health”), and the sole trustee of Frost Gamma Investments Trust. As of April 15, 2009, Dr. Frost was the beneficial owner of 53.5% of Opko Health’s common stock. As of June 30, 2009, Frost Gamma Investments Trust was the beneficial owner of 26,575,429 shares (29.6%) of the Company, including 12,476,548 shares of common stock underlying shares of Series A Convertible Preferred Stock and 8,779,797 shares of common stock underlying warrants to purchase shares of Series A Convertible Preferred Stock and 4,583,222 shares of common stock underlying shares of Series B Convertible Preferred Stock. Furthermore, Subbarao Uppaluri, Ph.D., the Senior Vice President — Chief Financial Officer of Opko Health, is the beneficial owner of 299,351 shares (0.3%) of the Company, including 127,313 shares of common stock underlying Series A Convertible Preferred Stock and 89,589 shares of common stock underlying warrants to purchase shares of Series A Convertible Preferred Stock.
On October 29, 2008, Winston Labs filed a new drug submission (“NDS”) in Canada, for CIVANEX® Cream (civamide cream 0.075%) for the treatment of signs and symptoms of osteoarthritis, the first product Winston Labs has developed under its transient receptor potential vanilloid (TRPV) channel technology. On October 30, 2008, Winston Labs entered into a License Agreement (the “License Agreement”) with sanofi-aventis Canada Inc. (“sanofi-aventis Canada”) pursuant to which Winston Labs granted sanofi-aventis an exclusive license to the Canadian rights to Winston Labs proprietary transient receptor potential vanilloid (TRPV-1) modulator in formulations for topical application. Under the terms of the License Agreement, sanofi-aventis Canada owns the rights to manufacture, develop and commercialize civamide cream in Canada along with a second generation cream that is currently in development. In return for granting sanofi-aventis Canada the Canadian rights to civamide cream, Winston Labs received an upfront payment of $1.9 million (US), and will receive an additional $2 million (CAD) upon regulatory approval of civamide cream in Canada, certain milestone payments, and future royalties on net sales of civamide or the related second generation cream in Canada.
Winston Labs submitted a Marketing Authorization Application (“MAA”) in Europe for its civamide cream in January 2008. On July 10, 2009 the Company received a negative opinion letter from the Swedish Medical Products Administration (“MPA”) as the Reference Member State on behalf of the Concerned Member States, the United Kingdom and Spain on the Company’s MAA for CIVANEX in the decentralized procedure to obtain mutual recognition of CIVANEX by such states. CIVANEX is an investigational therapy in development for the signs and symptoms of, including the pain associated with, osteoarthritis. In its letter to the Company, MPA cited lack of data relating to the full risk assessment of the carcinogenic potential of CIVANEX. The Company’s management disagrees with several of the conclusions in the opinion letter and has filed an appeal of the negative opinion of the Swedish review team with the MPA. The Company intends to file a separate appeal of the opinion with the Medicines and Healthcare products Regulatory Agency in the United Kingdom shortly. The Company believes that the current application containing safety and efficacy data support the approval of CIVANEX for use under the proposed labeling. The Company is currently considering whether it is advisable to conduct another carcinogenisis study of CIVANEX and, if unsuccessful in its appeals, to refile its MAA for civamide cream.
In May 2009, the Company completed a Phase I pharmacokinetic and safety study of oral civamide in an enteric coated soft gel capsule with no systemic absorption detected. The Company intends to conduct a new study designed to take advantage of this lack of systemic absorption in a proof of concept study for the treatment of the inflammatory bowel disorder Crohn’s Disease.
Winston is currently conducting a Phase II proof of concept study of civamide Patch 0.015% for the treatment of post-herpetic neuralgia and chronic post-incisional pain syndromes. Enrollment in the study is being completed, and top-line results are expected by early fourth quarter, 2009.

On July 23, 2009, Joel E. Bernstein, M.D. notified the Board of his resignation as President, Chief Executive Officer and Chairman of the Board of the Company, effective September 22, 2009, while remaining as a member of the Board. The Company anticipated entering into a consulting agreement with Dr. Joel Bernstein on or prior to September 22, 2009. Robert A. Yolles, a Director of the Company since 2008, was to succeed Dr. Joel Bernstein as the Chairman of the Board effective September 22, 2009. On July 24, 2009, the Board elected Jeffrey R. Bernstein, Ph.D., previously Chief Operating Officer of Winston Labs from 2001 to 2007, to the position of President and Chief Executive Officer of the Company, effective September 22, 2009. Dr. Jeffrey Bernstein is a son of Dr. Joel Bernstein. The Company anticipated entering into an employment agreement with Dr. Jeffrey Bernstein on or prior to September 22, 2009. However, on August 7, 2009, Jeffrey Bernstein withdrew as a candidate for this position. On August 14, 2009, following further deliberations, the Board determined that it was in the Company’s best interests for Dr. Joel Bernstein to remain as President and Chief Executive Officer of the Company for the duration of the term set forth in his Employment Agreement. Accordingly, on August 14, 2009, with the agreement of Dr. Joel Bernstein, who rescinded his resignation, the Board reelected Dr. Joel Bernstein as President and Chief Executive Officer of the Company subject to the provisions set forth in his Employment Agreement. Also on August 14, 2009, the Board ratified and confirmed its prior determination that Robert Yolles shall succeed Dr. Joel Bernstein as the Chairman of the Board, effective September 22, 2009.
In July 2009, the Company filed suit against the FDA in the United States District Court for Northern District of Illinois for declaratory and injunctive relief with respect to the FDA’s refusal to waive it’s application user fee under small business waiver rules relating to the Company’s submission of the civamide cream application. If the Company is unsuccessful in its action against the FDA, an application fee of approximately $1.4 million would be due upon submission by the Company of the Civamide cream NDA, should the Company choose to file such NDA. Such submission would have a material effect on the Company’s cash condition and would adversely affect its ability to conduct research and development projects in a time frame previously anticipated by management. At this stage of the litigation, it is not feasible to predict the outcome of this proceeding.
Winston Labs does not currently market any products. In the past, Winston Labs marketed certain products revenues from which were used to help fund its research programs. Winston Labs is engaged in the development of innovative products for managing and alleviating pain. After discontinuing the Zostrix ® and Axsain ® product lines, Winston Labs has devoted most of its resources to research and development. Winston Labs has spent $3,496,150 and $1,853,501, during each of the years 2008 and 2007, respectively, on research and development activities. Winston Labs has incurred significant operating losses since the initiation of operations in 1997 and as of June 30, 2009, had an accumulated deficit of approximately $48.2 million.

Results of Operations
For the three months ended June 30, 2009 compared to the three months ended June 30, 2008

	Three Months Ended June 30,
	2009	2008	$ Change	% Change
REVENUES
License Revenue	$316,707	$—	$316,707	N/A
Royalty Revenue	48,337	20,113	28,224	140%

	365,044	20,113	344,931	1,715%
EXPENSES
Research and development	587,760	1,029,282	(441,522)	(43)%
General and administrative	462,675	442,246	20,429	5%
Depreciation and amortization	2,318	2,037	281	14%

Total Operating Expenses	1,052,753	1,473,565	(420,812)	(29)%

Loss from Operations	(687,709)	(1,453,452)	765,743	(53)%

Interest income	316	17,329	(17,013)	(98)%
Other income	75,284	292	74,992	25,682%

Other income	75,600	17,621	57,979	329%

Loss before income taxes	(612,109)	(1,435,831)	823,722	(57)%

Income Taxes
Current	—	—	—	—
Deferred	—	—	—	—

Income Taxes	—	—	—	—
NET LOSS	$(612,109)	$(1,435,831)	$823,722	(57)%

Revenues
Revenues from licenses increased to $316,707 for the three months ended June 30, 2009 compared to $0 for the same period in 2008. The $316,707 license revenue in 2009 represents 3 months of revenue recognition related to a $1.9 million upfront cash payment received by Winston Labs from sanofi-aventis Canada Inc. in accordance with a license agreement entered into by Winston Labs in the fourth quarter of 2008.
Revenues from royalties increased to $48,337for the three months ended June 30, 2009 compared to $20,113 for the same period in 2008. The $48,337 royalty revenue for the three month period ending June 30, 2009 is comprised entirely of royalties earned from Hi-Tech. The $20,113 royalty revenue for the three month period ending June 30, 2008 represents $4,403 and $15,710 of royalties earned from DUSA and Hi- Tech, respectively. The license agreement with DUSA expired on September 30, 2008.

Research & Development Expenses
Research and development expenses declined to $587,760 for the three months ended June 30, 2009 compared to $1,029,282 for the same period in 2008. The decline was primarily due to decreased spending on various European and Canadian filing fees and the timing of certain R&D projects. Research and development expenses in the second quarter were consistent with the first quarter.
General and Administrative Expenses
General and administrative expenses increased by $20,439 to $462,675 for the three months ended June 30, 2009 compared to $442,246 for the same period in 2008. The increase is due largely to an increase in payroll due to hiring of additional administrative staff.
Interest Income
Interest income decreased by $17,013 to $316 for the three month period ended June 30, 2009 from $17,329 for the same period in 2008 due to majority of Company funds being held in U.S. Treasury mutual fund for the three month period ending June 30, 2009, which pays a much lower interest rate than a Certificate of Deposit, which accounted for majority of the Company’s cash and cash equivalents for the three month period ending June 30, 2008.
Other Income
Other income increased by $74,992 to $75,284 for the three month period ended June 30, 2009 from $292 for the same period in 2008 due to a $75,000 legal settlement with DUSA.
Net Loss
Net loss was $612,109, or $(0.01) per share, for the three months ended in June 30, 2009, compared to a net loss of $1,435,831, or $(0.03) per share for the same period in 2008. The decrease in net loss is primarily attributed to an increase in revenues totaling $0.3 million and a decrease in operating expenses totaling $0.4 million, primarily consisting of a $0.4 million decrease in research and development expenses.

Results of Operations
For the six months ended June 30, 2009 compared to the six months ended June 30, 2008

	Six Months Ended June 30,
	2009	2008	$ Change	% Change
REVENUES
License Revenue	$633,413	$—	$633,413	N/A
Royalty Revenue	71,617	99,993	(28,376)	(28)%

	705,030	99,993	605,037	605%
EXPENSES
Research and development	1,133,726	2,022,202	(888,476)	(44)%
General and administrative	1,042,984	898,843	144,141	16%
Depreciation and amortization	4,636	3,706	930	25%

Total Operating Expenses	2,181,346	2,924,751	(743,405)	(25)%

Loss from Operations	(1,476,316)	(2,824,758)	1,348,442	(48)%

Interest income	10,043	57,694	(47,651)	(83)%
Other income	75,380	346	75,034	21,686%

Other income	85,423	58,040	27,383	47%

Loss before income taxes	(1,390,893)	(2,766,718)	1,375,825	(50)%

Income Taxes
Current	—	—	—	—
Deferred	—	—	—	—

Income Taxes	—	—	—	—
NET LOSS	$(1,390,893)	$(2,766,718)	$1,375,825	(50)%

Revenues
Revenues from licenses increased to $633,413 for the six months ended June 30, 2009 compared to $0 for the same period in 2008. The $633,413 license revenue in 2009 represents 6 months of revenue recognition related to a $1.9 million upfront cash payment received by Winston Labs from sanofi-aventis Canada Inc. in accordance with a license agreement entered into by Winston Labs in the fourth quarter of 2008.
Revenues from royalties declined to $71,617 for the six months ended June 30, 2009 compared to $99,993 for the same period in 2008. The decline was primarily due to a change in terms of the License Agreement with DUSA that included a $25,000 minimum monthly payment received in January 2008 that was not received for same period in 2009. The license agreement with DUSA expired on September 30, 2008. The $71,617 royalty revenue for the six month period ending June 30, 2009 is comprised entirely of royalties earned from Hi-Tech. The $99,993 royalty revenue for the six month period ending June 30, 2008 represents $34,861 and $65,132 of royalties earned from DUSA and Hi-Tech, respectively.
Research & Development Expenses
Research and development expenses declined to $1,133,726 for the six months ended June 30, 2009 compared to $2,022,202 for the same period in 2008. The decline was primarily due to decreased spending on various European and Canadian filing fees and the timing of certain R&D projects.
General and Administrative Expenses
General and administrative expenses increased to $1,042,984 for the six months ended June 30, 2009 compared to $898,843 for the same period in 2008. The increase is due largely to increased spending on legal and accounting fees as well as increase in payroll due to hiring of additional administrative staff.

Interest Income
Interest income decreased by $47,651 to $10,043 for the six month period ended June 30, 2009 from $57,694 for the same period in 2008 due to a majority of Company funds being held in U.S. Treasury mutual fund for the six month period ending June 30, 2009, which pays a much lower interest rate than a Certificate of Deposit, which accounted for majority of the Company’s cash and cash equivalents for the six month period ending June 30, 2008.
Other Income
Other income increased by $75,034 to $75,380 for the six month period ended June 30, 2009 from $346 for the same period in 2008 due to a $75,000 legal settlement with DUSA.
Net Loss
Net loss was $1,390,893, or $(0.03) per share, for the six months ended in June 30, 2009, compared to a net loss of $2,766,718, or $(0.05) per share for the same period in 2008. The decrease in net loss is primarily attributed to an increase in revenues totaling $0.6 million and a decrease in operating expenses totaling $0.7 million, consisting of a decrease in research and development totaling $0.9 million and an increase in general and administrative expenses totaling $0.2 million.
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
The bulk of our expenditures are for operating activities. Our net cash used in operating activities was $1.8 million for the year ended December 31, 2007, $3.1 million for the year ended December 31, 2008 and $2.6 million for the six months ended June 30, 2009. These amounts were used to fund our operating losses for the periods, adjusted for non-cash expenses and changes in operating assets and liabilities.
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

On October 30, 2008, Winston Labs and sanofi-aventis Canada Inc. entered into a licensing agreement for the Canadian rights to Winston Labs’ transient receptor potential vanilloid (TRPV-1) modulator in formulations for topical application. Under the terms of the agreement, sanofi-aventis Canada Inc. owns the rights to develop, manufacture and commercialize civamide cream in Canada along with a second generation cream that is currently in development. In return for granting sanofi-aventis Canada Inc. the Canadian rights, Winston Labs received an upfront payment of $1.9 million (US) and will receive an additional $2 million (CAD) upon regulatory approval of civamide cream in Canada, certain milestone payments and future royalties on net sales of civamide or the related second generation cream in Canada. In connection with this agreement, Winston Labs is recognizing the upfront payment of $1.9 million over 18 months. As such, approximately $316,000 and $0 has been recognized as revenue for the three months ended June 30, 2009 and in 2008, respectively, with the remainder being treated as unearned revenue on our Consolidated Balance Sheet as of June 30, 2009 and as of December 31, 2008.
On December 15, 2008, the Company’s Board of Directors approved a 1-for-8 reverse split of its common and preferred stock.
As of June 30, 2009, we had cash and cash equivalents of approximately $3.1 million. During the three and six months ended June 30, 2009, we used a total of approximately $1.1 million and $2.6 million, respectfully, in operating activities. We currently anticipate that our cash uses will generally remain at these levels or less until such time as we are able to secure additional funding to increase our investment in pre-commercialization activities and advance our development programs. As a result, we anticipate that our existing cash will be sufficient to meet our projected operating requirements through at least December 31, 2009. The Company will need and will seek to obtain additional capital in the next 6-9 months and future years to continue to operate and grow our business. Additionally, should we achieve market approval in Canada and should additional resources become available, we expect that our cash uses will increase to support additional pre-launch activities as well as launch related activities. We anticipate that licensing revenue for the remainder of 2009 will originate solely from milestone payments under existing license agreements or upfront, non-refundable payments under new license agreements. Our cash requirements may vary materially from those currently anticipated due to changes in our operations, including our research and development activities, expansion of our personnel and the timing of our receipt of license revenues.
We continue to incur recurring net losses and negative cash flows from operations. Until we can generate significant cash from our operations, if ever, we expect to continue to fund our operations with existing cash resources generated from the proceeds of offerings of our equity securities as well as potentially through strategic collaboration agreements, debt financing or the sale of additional equity securities. We may not enter into collaboration agreements, or, if we do, receive milestone or royalty payments under those agreements. In addition, we cannot be sure that our existing cash and investment resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on favorable terms. Having insufficient funds may require us to delay, scale back or eliminate some or all of our development programs, relinquish some or all rights to product candidates at an earlier stage of development or negotiate less favorable terms with third parties in connection with such product candidates than we would otherwise choose. Failure to obtain adequate financing also may adversely affect the launch of our product candidates, if approved for marketing, or our ability to continue in business. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders could result. If we raise additional funds by incurring debt financing, the terms of the debt could involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.
Contractual Obligations
We lease our facilities on a month-to-month basis and certain equipment under operating leases that expire through 2013. Future minimum operating lease payments at June 30, 2009, are as follows:

2009	$6,413
2010	12,825
2011	12,825
2012	12,825
2013	6,412
Rental expense for the six months ended June 30, 2009 and 2008 was $49,224 and $62,136, respectively.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In July 2009, the Company filed suit against the FDA in the United States District Court for Northern District of Illinois for declaratory and injunctive relief with respect to the FDA’s refusal to waive it’s application user fee under small business waiver rules relating to the Company’s submission of the civamide cream application. If the Company is unsuccessful in its action against the FDA, an application fee of approximately $1.4 million would be due upon submission by the Company of the Civamide cream NDA, should the Company choose to submit such NDA. Such submission would have a material effect on the Company’s cash condition and would adversely affect its ability to conduct research and development projects in a time frame previously anticipated by management. At this stage of the litigation, it is not feasible to predict the outcome of this proceeding.
There are no other material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company is a party.
Item 1A. Risk Factors
We are a “smaller reporting company” as such term is defined in Rule 12b-2 of the Exchange Act and are exempt from making the disclosures required by this item pursuant to the instructions to Item 1A to Part II of Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) On April 7, 2009, pursuant to the terms of the Company’s Omnibus Incentive Plan, the Compensation Committee of the Board granted 267,000 non-qualified stock options to purchase shares of the Company’s common stock to employees of the Company, including 225,000 options to key officers of the Company. All of the options expire on April 7, 2019, vest in five equal installments commencing April 7, 2010, and have an exercise price of $1.53, as determined by the Compensation Committee of the Board of Directors in accordance with the terms of the Plan.
On May 1, 2009, the Company issued 158,859 shares of common stock to Scott Phillips, M.D., upon the exercise by Dr. Phillips of an equal number of options to purchase shares of the Company’s common stock at an exercise price of $0.28 per share, in a private offering pursuant to Section 4(2) of the Securities Act of 1933 (the “Act”). Dr. Phillips is an accredited investor under Rule 501 of the Act.
(b) Not applicable.
(c) Not applicable.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
The following matters were submitted to a vote of the Company’s stockholders at its annual stockholders meeting, which was held on June 17, 2009:
Election of Directors. The following persons were re-elected to Board of Directors at the annual meeting (votes cast for, against or withheld with respect to each such director were as set forth below):

	Number of Votes	Number of Votes
Name of Nominee	Cast For	Withheld
Joel E. Bernstein, M.D.	68,830,293	651,512
Glenn L. Halpryn	69,106,713	375,092
Curtis Lockshin, Ph.D.	69,107,036	374,769
Neal S. Penneys, M.D., Ph.D.	69,107,036	374,769
Scott Phillips, M.D.	69,039,742	442,063
Subbarao Uppaluri, Ph.D.	69,107,036	374,769
Robert A. Yolles	68,897,587	584,218

Ratification of Independent Registered Public Accounting Firm. McGladrey & Pullen, LLP was ratified as the Company’s independent registered public accounting firm at the annual meeting. Votes cast for, against or withheld with respect to such matter were as set forth below:

	Number of Votes	Number of Votes
Name of Nominee	Cast For	Withheld
McGladrey & Pullen, LLP	69,044,070	437,735
Approval of Omnibus Incentive Plan. The Company’s Omnibus Incentive Plan was approved and adopted at the annual meeting, which plan is described in further detail in Note 6—Stock Option Plans to the Company’s Condensed Consolidated Financial Statements located elsewhere in this quarterly report on Form 10-Q. Votes cast for, against or withheld with respect to such matter were as set forth below:

Number of Votes Cast For	Number of Votes Cast Against	Number of Votes Withheld
68,619,850	67,476	794,479
Item 5. Other Information
(a) The following information is being reported hereunder in lieu of reporting such information under Items 1.01 and 5.02 in a report on Form 8-K:
As previously set forth in the Company’s current report on Form 8-K dated July 23, 2009, on July 23, 2009, Joel E. Bernstein, M.D. notified the Board of his resignation as President, Chief Executive Officer and Chairman of the Board of the Company, effective September 22, 2009, while remaining as a member of the Board. The Company anticipated entering into a consulting agreement with Dr. Joel Bernstein on or prior to September 22, 2009. Robert A. Yolles, a Director of the Company since 2008, was to succeed Dr. Joel Bernstein as the Chairman of the Board effective September 22, 2009. On July 24, 2009, the Board elected Jeffrey R. Bernstein, Ph.D., previously Chief Operating Officer of Winston Labs from 2001 to 2007, to the position of President and Chief Executive Officer of the Company, effective September 22, 2009. Dr. Jeffrey Bernstein is a son of Dr. Joel Bernstein. The Company anticipated entering into an employment agreement with Dr. Jeffrey Bernstein on or prior to September 22, 2009.
On August 7, 2009, Jeffrey Bernstein withdrew as a candidate for this position. On August 14, 2009, following further deliberations, the Board determined that it was in the Company’s best interests for Dr. Joel Bernstein to remain as President and Chief Executive Officer of the Company for the duration of the term set forth in his Employment Agreement. Accordingly, on August 14, 2009, with the agreement of Dr. Joel Bernstein, who rescinded his resignation, the Board reelected Dr. Joel Bernstein as President and Chief Executive Officer of the Company subject to the provisions set forth in his Employment Agreement. Also on August 14, 2009, the Board ratified and confirmed its prior determination that Robert Yolles shall succeed Dr. Joel Bernstein as Chairman of the Board effective September 22, 2009.
(b) Not applicable.
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

99.1	Press Release of Winston Pharmaceuticals, Inc., dated August 14, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINSTON PHARMACEUTICALS, INC. (Registrant)
Dated: August 14, 2009	By:	/s/ Joel E. Bernstein
Joel E. Bernstein, M.D.
President and Chief Executive Officer

Dated: August 14, 2009	By:	/s/ David Starr
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

99.1	Press Release of Winston Pharmaceuticals, Inc., dated August 14, 2009.