Form 10-Q
period 2009-09-30
Winston Pharmaceuticals, Inc.
filed 2009-11-13
CIK 1302554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-51314
Winston Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	30-0132755

(State or other Jurisdiction of	(IRS Employer Identification No.)
Incorporation)

100 North Fairway Drive,
Suite 134
Vernon Hills, Illinois	60061

(Address of Principal Executive Offices)	(Zip Code)
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
As of November 13, 2009, 77,408,893 shares of the registrant’s Common Stock were issued and outstanding.

WINSTON PHARMACEUTICALS, INC. AND SUBSIDARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Winston Pharmaceuticals, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,319,229	$5,626,913
Accounts receivable	33,806	17,498
Related party receivable	19,484	38,142
Prepaid and other current assets	47,121	68,465

Total current assets	2,419,640	5,751,018

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $140,049 at September 30, 2009 and $161,907 at December 31, 2008	15,144	18,823
INTANGIBLE ASSETS, NET	17,982	21,540

TOTAL ASSETS	$2,452,766	$5,791,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$545,290	$1,052,730
Accrued expenses and other current liabilities	268,924	239,861
Unearned revenue — current portion	633,412	1,266,825

Total current liabilities	1,447,626	2,559,416

Unearned revenue — long-term portion	—	316,706

Total liabilities	1,447,626	2,876,122

Commitments and Contingencies

Stockholders’ equity
Preferred Stock, $.001 par value, 250,000,000 shares authorized
Series A, Convertible 0 and 12,730 shares issued and outstanding at September 30, 2009 and at December 31, 2008	—	13
Series B, Convertible 0 and 9,157 shares issued and outstanding at September 30, 2009 and at December 31, 2008	—	9
Common stock, $.001 par value, 900,000,000 shares authorized 77,383,893 and 55,106,364 shares issued and outstanding at September 30, 2009 and at December 31, 2008	77,384	55,106
Additional paid-in capital	49,748,913	49,587,913
Accumulated deficit	(48,821,157)	(46,727,782)

Total stockholders’ equity	1,005,140	2,915,259

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,452,766	$5,791,381

See notes to unaudited condensed consolidated financial statements

Winston Pharmaceuticals, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended September 30		Nine Months ended September 30
	2009	2008	2009	2008
REVENUES
License revenues	$316,706	$—	$950,119	$—
Royalty revenues	33,806	6,911	105,423	106,904

	350,512	6,911	1,055,542	106,904
EXPENSES
Research and development	582,916	607,613	1,716,642	2,629,815
General and administrative	468,140	516,622	1,511,124	1,415,465
Depreciation and amortization	2,185	2,473	6,821	6,178

Total operating expenses	1,053,241	1,126,708	3,234,587	4,051,458

Loss from operations	(702,729)	(1,119,797)	(2,179,045)	(3,944,554)

Interest income	248	10,100	10,290	67,793
Other income	—	1,544	75,380	1,890

Other income	248	11,644	85,670	69,683

Loss before income taxes	(702,481)	(1,108,153)	(2,093,375)	(3,874,871)
Income Taxes
Current	—	—	—	—
Deferred	—	—	—	—

Income Taxes	—	—	—	—

NET LOSS	$(702,481)	$(1,108,153)	$(2,093,375)	$(3,874,871)

Loss per share, basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.07)

Weighted average number of shares outstanding, basic and diluted	56,686,404	52,939,362	55,817,160	52,856,636

See notes to unaudited condensed consolidated financial statements

Winston Pharmaceuticals, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2009 and 2008

	2009	2008
Cash flows from operating activities
Net loss	$(2,093,375)	$(3,874,871)
Depreciation and amortization	6,821	6,178
Stock option expense	55,826	—
Changes in:
Accounts receivable	2,350	33,832
Prepaid and other current assets	21,344	(9,184)
Other assets	1,154	—
Unearned revenue	(950,119)	—
Accounts payable	(507,440)	374,363
Accrued expenses and other current liabilities	29,063	277,809

Net cash used in operating activities	(3,434,376)	(3,191,873)

Cash flows from investing activities
Purchases of equipment	(738)	(14,603)
Purchases of intangibles	—	(1,730)

Net cash used in investing activities	(738)	(16,333)
Cash flows from financing activities
Cash received upon consummation of merger		477,067
Cost incurred in connection with merger		(250,000)
Proceeds from exercise of stock options	127,430	—
Issuance of preferred stock, net of issuance cost		3,996,789

Net cash provided by financing activities	127,430	4,223,856

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,307,684)	1,015,650
Cash and cash equivalents at beginning of period	5,626,913	4,481,611

Cash and cash equivalents at end of period	$2,319,229	$5,497,261

Supplemental disclosures of cash flow information
Interest paid	$—	$—

Income taxes paid	$—	$—

On September 24, 2009, each outstanding share of Winston Pharmaceuticals, Inc. (the “Company”) Series A Convertible Preferred Stock, par value $.001 per share, and Series B Convertible Preferred Stock, par value $.001 per share, automatically converted into 1,000 fully-paid, non-assessable shares of the Company’s common stock, par value $.001 per share (“Common Stock”). In addition, in connection with such conversion, each outstanding warrant to purchase shares of Series A Convertible Preferred Stock automatically converted into the right to acquire 1,000 shares of Common Stock upon the exercise of such warrant, at an exercise price of $0.39 per share of Common Stock.
The Merger transaction (the “Merger”) involving the Company (formerly known as Getting Ready Corporation) and Winston Laboratories, Inc. (“Winston Labs”), which Merger is discussed in further detail below under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations, was consummated on September 25, 2008. The Merger was accounted for as a “reverse merger,” since as a result of the Merger the former shareholders of Winston Labs acquired a majority of the outstanding shares of the common stock of the Company. At the date of consummation of the Merger, Getting Ready Corporation had $477,067 in cash, approximately $8,800 in assets and no liabilities, which amounts are reflected in the amounts shown on the Company’s balance sheet as of September 30, 2008.
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
As of September 30, 2009, the Company had cash and cash equivalents of approximately $2.3 million. During the three and nine months ended September 30, 2009, the Company used a total of approximately $0.8 million and $3.4 million, respectively, of cash in operating activities. Management currently anticipates that cash uses will generally remain at these levels or less until such time as the Company is able to secure additional funding to increase its investment in pre-commercialization activities and advance its development programs. As a result, the Company anticipates that its existing cash will be sufficient to meet its projected operating requirements through at least December 31, 2009. The Company intends to seek additional funding through strategic alliances, debt facilities or other financing vehicles which may include the public or private sales of its equity securities. If the Company fails to raise additional capital to support its operations for the next twelve months, it may not have sufficient funds to support working capital needs through December 31, 2010. If it is determined the Company does not have sufficient funds to support operations, it is possible the Company will be unable to continue as a going concern and therefore the audit opinion will include a going concern emphasis paragraph for the year ending December 31, 2009.

Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2008.
In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification Topic 105, Generally Accepted Accounting Principle, which established the FASB Accounting Standards Codification (ASC) as the sole source of authoritative generally accepted accounting principals. Pursuant to the provisions of ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009. The adoption of ASC 105 did not have a material impact on the Company’s financial position, results of operations or cash flows.
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of Winston Laboratories, Inc., the Company’s wholly-owned subsidiary (“Winston Labs”) and its subsidiaries, Winston Laboratories Limited (“UK Ltd.”) and Rodlen Laboratories, Inc. (“Rodlen”). All intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents
For purposes of reporting cash flows, the Company considers all instruments with original maturities of three months or less to be cash equivalents. It is the Company’s policy to include investments in mutual funds at $1 carrying value as a cash equivalent. Included in cash and cash equivalents at December 31, 2008 is a $3.5 million certificate of deposit, which carried an annual interest rate of 2.3% and matured on February 12, 2009. Also included in cash and cash equivalents at September 30, 2009 and December 31, 2008, respectively, is approximately $0.8 million and $1.9 million in a U.S. Treasury mutual fund.
Fair Value of Financial Instruments
The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short term maturity of these instruments.
The Company adopted ASC 820-10, Fair Value Measurements, on January 1, 2008. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The adoption of ASC 820-10 did not have a material impact on the Company’s fair value measurements.
ASC 820-10 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The Company’s financial assets measured at fair value on a recurring basis, subject to the disclosure requirements of ASC 820-10, are as follows:

Fair Value Measurements at September 30, 2009
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Mutual fund	$790,594	$—	$—	$790,594

Total	$790,594	$—	$—	$790,594

Fair Value Measurements at December 31, 2008
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Mutual fund	$1,961,059	$—	$—	$1,961,059

Total	$1,961,059	$—	$—	$1,961,059
The above investment in a mutual fund is included in cash and cash equivalents on the Consolidated Balance Sheet as of September 30, 2009 and as of December 31, 2008.
Research and Development Expenses
Research and development costs totaled $582,916 and $1,716,642 for the three and nine month periods ended September 30, 2009 and $607,613 and $2,629,815 for the three and nine month periods ended September 30, 2008.

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
In July 2006, the FASB issued ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10 developed a two-step process to evaluate a tax position and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted this interpretation on July 1, 2008. The Company has not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company files tax returns in all appropriate jurisdictions. The open tax years are those years ending December 31, 2006 to December 31, 2008, which statutes expire in 2009-2012. As of September 30, 2009 and December 31, 2008, the Company has no liability for unrecognized tax benefits. The adoption and implementation of ASC 740-10 had no effect on the Company’s results of operations, net loss or basic and diluted loss per share for the three and nine month periods ended September 30, 2009 and 2008. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense as incurred. No expense for interest and penalties was recognized for the three and nine month periods ended September 30, 2009.
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
Recent Accounting Pronouncements
In December 2007, the FASB issued a new standard on Business Combinations which is part of ASC 805. This Statement provides greater consistency in the accounting and financial reporting for business combinations. ASC 805 establishes disclosure requirements and, among other things, requires the acquiring entity in a business combination to record contingent consideration payable, to expense transaction costs, and to recognize all assets acquired and liabilities assumed at acquisition-date fair value. The Company adopted this new standard on January 1, 2009 and such adoption had no effect on the Company’s results of operations, net loss or basic diluted loss per share for the three and nine month periods ended September 30, 2009.
In December 2007, the FASB issued ASC 810-10, on Noncontrolling Interests in Consolidated Financial Statements (“ASC 810-10”). ASC 810-10 establishes accounting and reporting standards for the minority or noncontrolling interests in a subsidiary or variable interest entity and for the deconsolidation of a subsidiary or variable interest entity. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. The Company adopted ASC 810-10 on January 1, 2009. The adoption of ASC 810-10 had no effect on the Company’s results of operations, net loss or basic diluted loss per share for the three and nine month period ended September 30, 2009.

In March 2008, the FASB issued ASC 815-10, on Disclosures about Derivative Instruments and Hedging Activities. This statement establishes the requirements for the disclosure of derivative instruments and hedging activities that include the reasons a company uses derivative instruments, how derivative instruments and related hedged items are accounted under ASC 815-10 and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The Company adopted ASC 815-10 on January 1, 2009 and such adoption had no effect on the Company’s results of operations, net loss or basic diluted loss per share for the three and nine month periods ended September 30, 2009.
In June 2008, the FASB ratified ASC 815-40-15, on Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. ASC 815-40-15 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. It is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which is our first quarter of 2009. The adoption of ASC 815-40-15 did not have a material effect on the Company’s financial position, results of operations, or cash flow.
In May 2009, the FASB issued ASC 855-10, on Subsequent Events, which established general accounting standards and disclosure for subsequent events. The Company adopted ASC 855-10 during the second quarter of 2009. In accordance with ASC 855-10, the Company has evaluated subsequent events through the date and time the financial statements were issued on November 12, 2009.
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
NOTE 2 — EARNINGS PER SHARE
Basic EPS is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and unvested shares granted to employees and to non-employee directors.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Denominator:
Weighted average common shares outstanding	56,686,404	52,939,362	55,817,160	52,856,636
Loss per common share — basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.07)
The Company’s Basic EPS and Diluted EPS is identical as inclusion of the incremental common shares attributable upon the exercise of stock options and warrants would have been anti-dilutive.

NOTE 3 — TECHNOLOGY LICENSE AGREEMENTS
Under its technology license agreement with DUSA Pharmaceuticals Inc. (“DUSA”), the Company recorded royalty revenues of $0 and 34,861 for the three and nine months ended September 30, 2008, respectively. The license agreement with DUSA expired on September 30, 2008. In July 2008, the Company learned that DUSA had breached a license agreement with Winston Labs. Winston Labs initiated arbitration in October 2008 to recover the damages caused by this breach. In June, 2009, DUSA settled this matter by agreeing to pay $75,000 in damages. This settlement is included in other income in the Condensed Consolidated Statements of Operations.
Under its technology license agreement with Hi-Tech Pharmacal Co.(“Hi-Tech”), the Company recorded royalty revenues of $33,806 and $6,911 for the three months ended September 30, 2009 and 2008, respectively, and $105,423 and $72,043 for the nine months ended September 30, 2009 and 2008, respectively. On October 30, 2009, the Company received communication from Hi-Tech that it has discontinued the sale of the product as defined in the license agreement. As a result, the Company does not expect to receive any more royalties from Hi-Tech in the future.
Under its licensing agreement with sanofi-aventis Canada Inc., the Company recognized $316,706 and $0 as license revenue for the three months ended September 30, 2009, and 2008, respectively, and $950,119 and $0 for the nine months ended September 30, 2009 and 2008, respectively with the remainder being treated as unearned revenue on the Consolidated Balance Sheet as of September 30, 2009 and as of December 31, 2008.

NOTE 4 — RELATED-PARTY TRANSACTIONS
Elorac, Inc. (“Elorac”), a company whose chairman is Joel E. Bernstein, M.D., and whose directors include Robert A. Yolles, has been located in the same offices as the Company since Elorac was formed in August 2007, and therefore has shared in certain of the Company’s expenses such as rent, utilities, internet usage, etc. The amount of Elorac’s share of such expenses is based on various allocation factors related to a particular expense. The Company has received approximately $52,314 and $37,565 for such services for the three months ended September 30, 2009 and 2008, respectively, and $104,529 and $82,413 for the nine months ended September 30, 2009 and 2008, respectively which are included as a reduction of the Company’s expenses on the Consolidated Statement of Operations. As of September 30, 2009 and December 31, 2008, respectively, the Company had $3,682 and $0 of receivables related to such expenses which are included in related party receivable on the Consolidated Balance Sheets. Subsequent to September 30, 2009, Elorac paid the $3,682 balance.
Gideon Pharmaceuticals, Inc. (“Gideon”) is a corporation whose chairman and sole director is Joel E. Bernstein, M.D., president and CEO of the Company. Gideon reimburses the Company for certain expenses that the Company incurs on behalf of Gideon. As of September 30, 2009 and December 31, 2008, respectively, the Company had $12,087 and $0 of receivables related to such expenses which are included in related party receivable on the Consolidated Balance Sheets.
On September 19, 2007, Winston Labs entered into an exclusive technology license agreement with Opko Ophthalmologic, LLC, (“OPKO”). The CEO and Chairman of OPKO is the sole trustee of Frost Gamma Investments Trust which, as of September 30, 2009, was the beneficial owner of 29.7% of the Company’s common stock on an as-converted basis. The CFO of OPKO is a director of the Company, a member of its Audit Committee and, as of September 30, 2009, was the beneficial owner of 0.4% of the Company’s common stock on an as-converted basis. The agreement calls for Opko to reimburse Winston Labs for costs incurred by Winston Labs in efforts to assist Opko in obtaining all marketing authorizations, as defined by the agreement. No such costs were incurred by Winston Labs for the three month period ending September 30, 2009. In addition, the agreement calls for Opko to reimburse Winston Labs for certain legal expenses Winston has incurred related to keratoconjunctivitis. As of September 30, 2009, the Company had $3,715 of receivables related to such expenses which are included in related party receivable on the Consolidated Balance Sheets. Subsequent to September 30, 2009, OPKO paid the $2,037 aggregate balance of such costs and expenses. In 2008, $38,142 of legal fees were billed to OPKO, all of which were outstanding as of December 31, 2008 and are included in related party receivable on the Consolidated Balance Sheets at December 31, 2008. Subsequent to December 31, 2008, OPKO paid the $38,142 balance.
NOTE 5 — INCOME TAXES
Due to the continuing operating losses, no tax benefit is being recorded. The Company continues to provide a full valuation allowance for any future tax benefits resulting from the Company’s net operating losses.
The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34.0% to pre-tax loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Tax benefit at U.S. federal statutory rate	$(239,000)	$(377,000)	$(712,000)	$(1,318,000)
State tax benefit, net of federal benefit	(34,000)	(53,000)	(101,000)	(186,000)
Change in valuation allowance	295,000	421,000	871,000	1,516,000
Permanent differences	1,000	1,000	1,000	1,000
Research and development credits	(25,000)	(25,000)	(77,000)	(94,000)
Other, net	2,000	33,000	18,000	81,000

Income tax expense (benefit)	$—	$—	$—	$—

NOTE 6 — STOCK OPTION PLANS
The following table summarizes stock option activity under the Prior Plans (as defined below):

					Weighted
		Weighted-	Weighted-		Average
		Average	Average	Aggregate	Remaining
		Exercise	Grant Date	Intrinsic	Contractual
	Shares	Price	Fair Value	Value	Life
Options at December 31, 2008	3,626,731	$0.32
Granted	409,500	$1.47	$1.89

Exercised	(390,529)	$0.33
Forfeitures	(198,574)	$0.28

Options at September 30, 2009	3,447,128	$0.48		$5,079,268	3.95

The aggregate intrinsic value in the table above is before income taxes, based on the fair value of a share of the Company’s common stock of $1.95 at September 30, 2009. The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2009 is $5,079,268. The weighted average grant date fair value in the table above was computed using Black Scholes valuation model.
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

On September 25, 2009 pursuant to the terms of the Plan, the Compensation Committee of the Board of Directors granted 142,500 non-qualified stock options to purchase shares to non-employee directors of the Company. All of the options expire on September 25, 2019 vest in five equal installments commencing September 25, 2010 and have an exercise price of $1.36 as determined by the Compensation Committee of the Board of Directors in accordance with the terms of the Plan.
Compensation expense for stock options for the three and nine month period ending September 30, 2009 was $29,148 and $55,826 respectively.
The following table shows the assumptions used to compute stock-based compensation expense for stock options granted to employees for the nine months ended September 30, 2009 using the Black-Scholes valuation model. The Company did not grant any stock options to employees during the three and nine months ended September 30, 2008; therefore no assumptions related to the Black-Scholes valuation model were made for such period.

Stock Options
Expected dividend yield	0%
Expected volatility	77%
Expected life (in years)	6
Risk-free interest rate	1.87% – 2.36%
On January 12, 2009, a director of the Company exercised 231,670 options at an exercise price of $0.36 for approximately $83,000. On May 1, 2009, a director of the Company exercised 158,859 options at an exercise price of $0.28 for approximately $44,000. On October 16, 2009, a director of the company exercised 25,000 options at an exercise price of $0.28 for approximately $7,000.
NOTE 7 — PREFERRED STOCK
In connection with the Merger on September 25, 2008, the Company issued 101,849 shares of its Series A Convertible Preferred Stock, par value $.001 per share (“Series A Preferred Stock”), and 73,332 shares of its Series B Convertible Preferred Stock, par value $.001 per share (“Series B Preferred Stock”). Following a 1-for-8 reverse split of the Company’s common and preferred stock on December 15, 2008, 12,730 shares of its Series A Preferred Stock and 9,157 shares of its Series B Preferred Stock were issued and outstanding. On September 24, 2009, each outstanding share of Company Series A Preferred Stock and Series B Preferred Stock automatically converted into 1,000 fully-paid, non-assessable shares of the Company’s common stock, par value $.001 per share (“Common Stock”). In addition, in connection with such conversion, each outstanding warrant to purchase shares of Series A Preferred Stock automatically converted into the right to acquire 1,000 shares of Common Stock upon the exercise of such warrant, at an exercise price of $0.39 per share of Common Stock.

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

On August 14, 2007, Winston Labs entered into an exclusive technology license agreement with Elorac, formerly known as Exopharma, Inc. Dr. Bernstein is a majority owner and President and Chief Executive Officer of Elorac. Elorac also has two directors who are directors of the Company. Under the terms of the license agreement, Winston Labs granted Elorac an exclusive license to the proprietary rights of certain products ( ≤ 0.025% civamide with the stated indication of psoriasis of the skin). In exchange, Elorac paid Winston Labs a license fee of $100,000 and is required to pay a 9% royalty on sales of the product. In addition, the agreement required Elorac to pay Winston Labs a non-refundable payment of $250,000 upon approval of a marketing authorization by Elorac on the product(s) described in the agreement. On October 27, 2008 Winston Labs and Elorac mutually terminated the above license agreement. As a result of this mutual termination, Winston Labs agreed to pay Elorac the $105,000 in exchange for Winston Labs retaining all the proprietary rights under the original agreement. Since inception, Elorac has been located in the same offices as Winston Labs and therefore has shared in certain of Winston Labs expenses such as rent, utilities, internet usage, etc. The amount of Elorac’s share of such expenses is based on various allocation factors related to particular expense. Winston Labs has invoiced Elorac $52,314 and $104,529 for the three month and nine month period ending September 30, 2009 and $10,795 and $82,413 for the three month and nine month period ending September 30, 2008, respectively, for such services, which are included as a reduction of expenses on the Consolidated Statement of Operations.
On September 19, 2007, Winston Labs entered into an exclusive technology license agreement with Opko Ophthalmologic, LLC, (“OPKO”). Under the terms of the license agreement, Winston Labs granted OPKO an exclusive license to the proprietary rights of certain products (pharmaceutical compositions or preparations containing the active ingredient civamide in formulations suitable for use in the therapeutic or preventative treatment of ophthalmic conditions in humans). In exchange, OPKO paid Winston Labs a license fee of $100,000 and is required to pay a 10% royalty on sales of the products. In addition, the agreement requires OPKO to pay Winston Labs a non-refundable payment of $5,000,000 upon approval of a marketing authorization by OPKO on the product described in the agreement. In addition, under the terms of the agreement, OPKO and the Company agreed to equally share the cost related to manufacturing and clinical supplies of Civamide Nasal solution. The agreement calls for Opko to reimburse Winston Labs for costs incurred by Winston Labs in efforts to assist Opko in obtaining all marketing authorizations, as defined by the agreement. No such costs were incurred by Winston Labs for the three month period ending September 30, 2009. In addition, the agreement calls for OPKO to reimburse Winston Labs for certain legal expenses Winston Labs has incurred related to the use of the licensed products to treat keratoconjunctivitis. As of September 30, 2009, the Company had $3,715 of receivables related to such expenses which are included in related party receivable on the Consolidated Balance Sheets. Subsequent to September 30, 2009, OPKO paid $2,037 of the balance. In 2008, $38,142 of legal fees were billed to OPKO, all of which were outstanding as of December 31, 2008 and is included in related party receivable on the Consolidated Balance Sheets as of December 31, 2008. Subsequent to December 31, 2008, OPKO paid $38,000 of the balance due. Phillip Frost, M.D. is the Chairman and Chief Executive Officer of OPKO’s parent company, Opko Health, Inc. (“Opko Health”), and the sole trustee of Frost Gamma Investments Trust. As of November 12, 2009, Dr. Frost was the beneficial owner of more than 50.0% of Opko Health’s common stock. As of September 30, 2009, Frost Gamma Investments Trust was the beneficial owner of 26,574,659 shares (29.7%) of the Company, including 8,779,797 shares of common stock underlying warrants. Furthermore, Subbarao Uppaluri, Ph.D., the Senior Vice President – Chief Financial Officer of Opko Health, is the beneficial owner of 326,538 shares (0.4%) of the Company, including 89,589 shares of common stock underlying warrants.
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
As previously reported in the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2009, in July 2009, the Company filed suit against the FDA in the United States District Court for Northern District of Illinois for declaratory and injunctive relief with respect to the FDA’s refusal to waive it’s application user fee under small business waiver rules relating to the Company’s submission of the civamide cream application. In September, 2009, the FDA filed a motion to dismiss the suit. In October, 2009, the Company filed a response in opposition to the FDA’s motion to dismiss. If the Company is unsuccessful in its action against the FDA, an application fee of approximately $1.4 million would be due upon submission by the Company of any NDA including one with respect to the Civamide cream. Such submission would have a material effect on the Company’s cash condition and would adversely affect its ability to conduct research and development projects in a time frame previously anticipated by management. At this stage of the litigation, it is not feasible to predict the outcome of this proceeding.
Effective September 22, 2009, Robert Yolles succeeded Dr. Joel E. Bernstein as Chairman of the Board of the Company’s Board of Directors.
On October 15, 2009, Winston Labs announced that it received a Notice of Non-compliance (“NON”) from the Therapeutics Drug Directorate, Health Canada (the “Directorate”) for its New Drug Submission (NDS) for CIVANEX (zucapsaicin cream 0.075%) for the treatment of the signs and symptoms of osteoarthritis. The Directorate remarked that the analysis of the pivotal trial did not support the requested indication. Winston Labs has a period of ninety days to submit a response to the Directorate’s NON, which it intends to do. In the event that the Company is not be able to obtain regulatory approval in Canada by June 30, 2010, the sanofi-aventis payment due upon regulatory approval will be reduced by $250,000 (CAD) to $1,750,000 (CAD).
Winston Labs does not currently market any products. In the past, Winston Labs marketed certain products revenues from which were used to help fund its research programs. Winston Labs is engaged in the development of innovative products for managing and alleviating pain. After discontinuing the Zostrix ® and Axsain ® product lines, Winston Labs has devoted most of its resources to research and development. Winston Labs has spent $1,716,642, $3,496,150 and $1,853,501, for the nine month period ending September 30, 2009 and during each of the years 2008 and 2007, respectively, on research and development activities. Winston Labs has incurred significant operating losses since the initiation of operations in 1997 and as of September 30, 2009, had an accumulated deficit of approximately $48.8 million.

Results of Operations
For the three months ended September 30, 2009 compared to the three months ended September30, 2008

	Three Months Ended September 30,
	2009	2008	$ Change	% Change
REVENUES
License Revenue	$316,706	$—	$316,706	N/A
Royalty Revenue	33,806	6,911	26,895	389%

	350,512	6,911	343,601	4,972%
EXPENSES
Research and development	582,916	607,613	(24,697)	(4)%
General and administrative	468,140	516,622	(48,482)	(9)%
Depreciation and amortization	2,185	2,473	(288)	(12)%

Total Operating Expenses	1,053,241	1,126,708	(73,467)	(7)%

Loss from Operations	(702,729)	(1,119,797)	417,068	(37)%

Interest income	248	10,100	(9,852)	(98)%
Other income	0	1,544	(1,544)	100%

Other income	248	11,644	(11,396)	(4,595)%

Loss before income taxes	(702,481)	(1,108,153)	405,672	(37)%

Income Taxes
Current	—	—	—	—
Deferred	—	—	—	—

Income Taxes	—	—	—	—
NET LOSS	$(702,481)	$(1,108,153)	$405,672	(37)%

Revenues
Revenues from licenses increased to $316,706 for the three months ended September 30, 2009 compared to $0 for the same period in 2008. The $316,706 license revenue in 2009 represents 3 months of revenue recognition related to a $1.9 million upfront cash payment received by Winston Labs from sanofi-aventis Canada Inc. in accordance with a license agreement entered into by Winston Labs in the fourth quarter of 2008.
Revenues from royalties increased to $33,806 for the three months ended September 30, 2009 compared to $6,911 for the same period in 2008. The $33,806 royalty revenue for the three month period ending September 30, 2009 is comprised entirely of royalties earned from Hi-Tech. The $6,911 royalty revenue for the three month period ending September 30, 2008 represents royalties earned from Hi- Tech. On October 30, 2009, the Company received communication from Hi-Tech that it has discontinued the sale of the product as defined in the license agreement. As a result, the Company does not expect to receive any more royalties from Hi-Tech in the future.
Research & Development Expenses
Research and development expenses declined by $24,697 to $582,916 for the three months ended September 30, 2009 compared to $607,613 for the same period in 2008. The decline was primarily due to decreased spending on various European and Canadian filing fees and the timing of certain R&D projects. Research and development expenses in the third quarter were consistent with the second quarter.
General and Administrative Expenses
General and administrative expenses declined by $48,482 to $468,140 for the three months ended September 30, 2009 compared to $516,622 for the same period in 2008. The decrease is due largely to a decrease in accounting fees.

Interest Income
Interest income decreased by $9,852 to $248 for the three month period ended September 30, 2009 from $10,100 for the same period in 2008 due to majority of Company funds being held in U.S. Treasury mutual fund for the three month period ending September 30, 2009, which pays a much lower interest rate than a Certificate of Deposit, which accounted for majority of the Company’s cash and cash equivalents for the three month period ending September 30, 2008.
Other Income
Other income decreased by $1,544 to $0 for the three month period ended September 30, 2009 from $1,544 for the same period in 2008.
Net Loss
Net loss was $702,481, or $(0.01) per share, for the three months ended in September 30, 2009, compared to a net loss of $1,108,153, or $(0.02) per share for the same period in 2008. The decrease in net loss is primarily attributed to an increase in revenues totaling $0.3 million and a decrease in operating expenses totaling $0.07 million, primarily consisting of a decrease in accounting fees.

Results of Operations
For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

	Nine Months Ended September 30,
	2009	2008	$ Change	% Change
REVENUES
License Revenue	$950,119	$—	$950,119
Royalty Revenue	105,423	106,904	(1,481)	(1)%

	1,055,542	106,904	948,638	887%
EXPENSES
Research and development	1,716,642	2,629,815	(913,173)	(35)%
General and administrative	1,511,124	1,415,465	95,659	7%
Depreciation and amortization	6,821	6,178	643	10%

Total Operating Expenses	3,234,587	4,051,458	(816,871)	(20)%

Loss from Operations	(2,179,045)	(3,944,554)	1,765,509	(45)%

Interest income	10,290	67,793	(57,503)	(85)%
Other income	75,380	1,890	73,490	3,888%

Other income	85,670	69,683	15,987	23%

Loss before income taxes	(2,093,375)	(3,874,871)	1,781,496	(46)%

Income Taxes
Current	—	—	—	—
Deferred	—	—	—	—

Income Taxes	—	—	—	—
NET LOSS	$(2,093,375)	$(3,874,871)	$1,781,496	(46)%

Revenues
Revenues from licenses increased to $950,119 for the nine months ended September 30, 2009 compared to $0 for the same period in 2008. The $950,119 license revenue in 2009 represents nine months of revenue recognition related to a $1.9 million upfront cash payment received by Winston Labs from sanofi-aventis Canada Inc. in accordance with a license agreement entered into by Winston Labs in the fourth quarter of 2008.
Revenues from royalties declined to $105,423 for the nine months ended September 30, 2009 compared to $106,904 for the same period in 2008. The decline was primarily due to a change in terms of the License Agreement with DUSA that included a $25,000 minimum monthly payment received in January 2008 that was not received for same period in 2009. The license agreement with DUSA expired on September 30, 2008. The $105,423 royalty revenue for the nine month period ending September 30, 2009 is comprised entirely of royalties earned from Hi-Tech. The $106,904 royalty revenue for the nine month period ending September 30, 2008 represents $34,861 and $72,043 of royalties earned from DUSA and Hi-Tech, respectively. On October 30, 2009, the Company received communication from Hi-Tech that it has discontinued the sale of the product as defined in the license agreement. As a result, the Company does not expect to receive any more royalties from Hi-Tech in the future.
Research & Development Expenses
Research and development expenses declined by $913,173,to $1,716,642 for the nine months ended September 30, 2009 compared to $2,629,815 for the same period in 2008. The decline was primarily due to decreased spending on various European and Canadian filing fees and the timing of certain R&D projects.

General and Administrative Expenses
General and administrative expenses increased to $1,511,124 for the nine months ended September 30, 2009 compared to $1,415,465 for the same period in 2008. The increase is due largely to increase in payroll due primarily to hiring of additional administrative staff.
Interest Income
Interest income decreased by $57,503 to $10,290 for the nine month period ended September 30, 2009 from $67,793 for the same period in 2008 due to a majority of Company funds being held in U.S. Treasury mutual fund for the nine month period ending September 30, 2009, which pays a much lower interest rate than a Certificate of Deposit, which accounted for majority of the Company’s cash and cash equivalents for the nine month period ending September 30, 2008.
Other Income
Other income increased by $73,490 to $75,380 for the nine month period ended September 30, 2009 from $1,890 for the same period in 2008 due to a $75,000 legal settlement with DUSA.
Net Loss
Net loss was $2,093,375, or $(0.04) per share, for the nine months ended in September 30, 2009, compared to a net loss of $3,874,871, or $(0.07) per share for the same period in 2008. The decrease in net loss is primarily attributed to an increase in revenues totaling $0.9 million and a decrease in operating expenses totaling $0.8 million, consisting of a decrease in research and development totaling $0.9 million and an increase in general and administrative expenses totaling $0.1 million.
Liquidity and Capital Resources
Since Winston Labs’s inception, it has financed its operations through the private placement of equity securities and, to a lesser extent, through licensing revenues and product sales. Through March 31, 2009, Winston Labs has raised approximately $54 million from the private placement of Winston Labs and Rodlen common shares.
While the focus going forward is to improve our financial performance, we expect operating losses and negative cash flow to continue for the foreseeable future and, as described below, we will need to raise additional capital to fund these losses. We anticipate that our losses may increase from current levels because we expect to incur significant costs and expenses related to being a public company, continuing our research and development activities, filing with regulatory agencies (e.g. FDA) as well as developing new compounds and products, advertising, marketing and promotional activities, all of which will involve employing additional personnel as our business expands. Our ability to become profitable depends on our ability to develop products and to generate and sustain substantial revenue related to those products through new license and distribution agreements while maintaining reasonable expense levels.
The bulk of our expenditures are for operating activities. Our net cash used in operating activities was $1.8 million for the year ended December 31, 2007, $3.1 million for the year ended December 31, 2008 and $3.4 million for the nine months ended September 30, 2009. These amounts were used to fund our operating losses for the periods, adjusted for non-cash expenses and changes in operating assets and liabilities.
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

On September 25, 2008 at the closing of the Merger, all of the issued and outstanding capital stock of Winston Labs, consisting of 23,937,358 shares of common stock, par value $0.001 per share (“Common Stock”), 5,815,851 shares of the Winston Labs Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), and 4,187,413 shares of the Winston Labs Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred Stock”), was exchanged for 422,518,545 shares of the Company’s common stock, par value $0.001 per share (at an exchange ratio of 17.65101 shares of the Company’s common stock per share of Winston Labs common stock), 101,849 shares of the Company’s Series A Preferred Stock and 73,332 shares of the Company’s Series B Preferred Stock (at an exchange ratio of .01751238 shares of the Company’s preferred stock per share of Winston Labs’ preferred stock). Following a 1-for-8 reverse split of the Company’s common and preferred stock on December 15, 2008, 12,730 shares of its Series A Preferred Stock and 9,157 shares of its Series B Preferred Stock were issued and outstanding. On September 24, 2009, each outstanding share of Company Series A Preferred Stock and Series B Preferred Stock automatically converted into 1,000 fully-paid, non-assessable shares of the Company’s Common Stock. In addition, in connection with such conversion, each outstanding warrant to purchase shares of Series A Preferred Stock automatically converted into the right to acquire 1,000 shares of Common Stock upon the exercise of such warrant, at an exercise price of $0.39 per share of Common Stock.
On October 30, 2008, Winston Labs and sanofi-aventis Canada Inc. entered into a licensing agreement for the Canadian rights to Winston Labs’ transient receptor potential vanilloid (TRPV-1) modulator in formulations for topical application. Under the terms of the agreement, sanofi-aventis Canada Inc. owns the rights to develop, manufacture and commercialize civamide cream in Canada along with a second generation cream that is currently in development. In return for granting sanofi-aventis Canada Inc. the Canadian rights, Winston Labs received an upfront payment of $1.9 million (US) and will receive an additional $2 million (CAD) upon regulatory approval of civamide cream in Canada, certain milestone payments and future royalties on net sales of civamide or the related second generation cream in Canada. In connection with this agreement, Winston Labs is recognizing the upfront payment of $1.9 million over 18 months. As such, approximately $316,000 and $0 has been recognized as revenue for the three months ended September 30, 2009 and in 2008, respectively, with the remainder being treated as unearned revenue on our Consolidated Balance Sheet as of September 30, 2009 and as of December 31, 2008.
On December 15, 2008, the Company’s Board of Directors approved a 1-for-8 reverse split of its common and preferred stock.
As of September 30, 2009, we had cash and cash equivalents of approximately $2.3 million. During the three and nine months ended September 30, 2009, we used a total of approximately $0.8 million and $3.4 million, respectfully, in operating activities. We currently anticipate that our cash uses will generally remain at these levels or less until such time as we are able to secure additional funding to increase our investment in pre-commercialization activities and advance our development programs. We anticipate that our existing cash will be sufficient to meet our projected operating requirements through at least December 31, 2009. The Company will need and will seek to obtain additional capital in the next 6-9 months and future years to continue to operate and grow our business. Should we achieve regulatory and market approval in Canada and should additional resources become available, we expect that our cash uses will increase to support additional pre-launch activities as well as launch related activities. On October 15, 2009, Winston Labs announced that it received a Notice of Non-compliance (“NON”) from the Therapeutics Drug Directorate, Health Canada (the “Directorate”) for its New Drug Submission (NDS) for CIVANEX (zucapsaicin cream 0.075%) for the treatment of the signs and symptoms of osteoarthritis. The Directorate remarked that the analysis of the pivotal trial did not support the requested indication. Winston Labs has a period of ninety days to submit a response to the Directorate’s NON, which it intends to do. In the event that the Company is not be able to obtain regulatory approval in Canada by June 30, 2010, the sanofi-aventis payment due upon regulatory approval will be reduced by $250,000 (CAD) to $1,750,000 (CAD). It is unlikely that we can obtain Regulatory Approval in Canada prior to December 31, 2009. We anticipate that licensing revenue for the remainder of 2009 will originate solely from milestone payments under existing license agreements or upfront, non-refundable payments under new license agreements. Our cash requirements may vary materially from those currently anticipated due to changes in our operations, including our research and development activities, expansion of our personnel and the timing of our receipt of license revenues. If the Company fails to raise additional capital to support its operations for the next twelve months, it may not have sufficient funds to support working capital needs through December 31, 2010. If it is determined the Company does not have sufficient funds to support operations, it is possible the Company will be unable to continue as a going concern and therefore the audit opinion will include a going concern emphasis paragraph for the year ending December 31, 2009.

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

Contractual Obligations
Rental expense for the nine months ended September 30, 2009 and 2008 was $64,553 and $82,733, respectively.
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
As previously reported in the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2009, in July 2009, the Company filed suit against the FDA in the United States District Court for Northern District of Illinois for declaratory and injunctive relief with respect to the FDA’s refusal to waive it’s application user fee under small business waiver rules relating to the Company’s submission of the civamide cream application. In September, 2009, the FDA filed a motion to dismiss the suit. In October, 2009, the Company filed a response in opposition to the FDA’s motion to dismiss. If the Company is unsuccessful in its action against the FDA, an application fee of approximately $1.4 million would be due upon submission by the Company of any NDA, including that of Civamide cream. Payment of fees at that level would have a material effect on the Company’s cash condition and would adversely affect its ability to conduct research and development projects in a time frame previously anticipated by management. At this stage of the litigation, it is not feasible to predict the outcome of this proceeding.
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
(a) On September 25, 2009, pursuant to the terms of the Plan, the Compensation Committee of the Board of Directors granted 142,500 non-qualified stock options to purchase shares to certain non-employee directors of the Company, including: 30,000 options to Glenn L. Halpryn; 27,500 options to Curtis Lockshin, Ph.D; 27,500 options to Neal S. Penneys, M.D., Ph.D.; 27,500 options to Subbarao Uppaluri, Ph.D and 30,000 options to Robert A. Yolles. All of the options expire on September 25, 2019, vest in five equal annual installments commencing September 25, 2010 and have an exercise price of $1.36 as determined by the Compensation Committee of the Board of Directors in accordance with the terms of the Plan. A Form of Nonqualified Stock Option Agreement entered into by and between the Company and each of such directors with respect to these stock option awards is filed herewith as Exhibit 10.1.
(b) Not applicable.
(c) Not applicable.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit No.
10.1	Form of Nonqualified Stock Option Agreement.
31.1	Certification of the President and Chief Executive Officer of Winston Pharmaceuticals, Inc., Joel E. Bernstein, M.D., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Vice President and Chief Financial Officer of Winston Pharmaceuticals, Inc., David Starr, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

WINSTON PHARMACEUTICALS, INC.
(Registrant)

Dated: November 13, 2009	By:	/s/ Joel E. Bernstein Joel E. Bernstein, M.D.
President and Chief Executive Officer

Dated: November 13, 2009	By:	/s/ David Starr David Starr
Vice President, Chief Financial Officer