Form 10-K
period 2009-12-31
Winston Pharmaceuticals, Inc.
filed 2010-03-05
CIK 1302554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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
Title of each class:
Common Stock, $.001 par value per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) (the Registrant is not yet required to submit Interactive Data). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-accelerated Filer	☑ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 1, 2010, 77,408,893 shares of the registrant’s Common Stock were outstanding. As of June 30, 2009, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that such person whose shares are not included in such calculation is an affiliate) was $12,326,041 based on the last sale price as reported on the over-the-counter bulletin board on such date.
Document incorporated by reference: None

WINSTON PHARMACEUTICALS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

PART I
Item 1. Business
Cautionary Note Regarding Forward Looking Statements
This Annual Report on Form 10-K contains certain statements that are “forward-looking” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial position and business and financing plans. These forward looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.
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
Going Concern Audit Opinion
As described herein under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements filed as part of this Form 10-K, the Report of Independent Registered Public Accounting Firm contains an emphasis of matter paragraph which indicates that there is substantial doubt about the Company’s ability to continue as a going concern. As described herein under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources, the Company plans to raise additional funds early in the second quarter of 2010 in order to support its operations through December 31, 2010.
Executive Overview
On September 25, 2008, Getting Ready Corporation (the “Company”) completed its merger transaction (the “Merger”) with Winston Laboratories, Inc., a Delaware corporation (“Winston Labs”), by merging the Company’s wholly-owned subsidiary into Winston Labs. The Company is carrying on the business of Winston Labs as its sole line of business and it has retained all of Winston Labs’s management. The Merger was accounted for as a reverse merger for accounting purposes with Winston as the accounting acquirer. Effective as of November 17, 2008, the Company changed its name to Winston Pharmaceuticals, Inc. Unless the context otherwise requires, all references to “we,” “us,” “our” or the “Company” shall mean the Company and Winston Labs, collectively.
Our common stock is currently quoted on the OTC Bulletin Board, or OTCBB, sponsored by the National Association of Securities Dealers, Inc. under the symbol “WPHM.” The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information.
Winston Labs was incorporated in July 1998 as a specialty pharmaceutical company and is engaged in the discovery and development of products for pain management. Its core proprietary technology affects the functioning of certain neurotransmitters that control and mediate pain transmission. Based on this technology, We are developing products that reduce pain transmission from peripheral receptors along nerve pathways to the brain. We focus on major pain indications such as neuropathic pain syndromes, chronic daily headache, migraine headache, and osteoarthritis, which have estimated worldwide market sizes of $4 billion (Datamonitor, Commercial Insight: Neuropathic Pain, July 2006), $5 billion (Analyst Research), $4 billion (Analyst Research) and $10 billion (Analyst Research), respectively, as well as niche indications that have limited or no products currently available.

Pain Management Market
Pain is a significant, costly, and growing health care issue. In the United States, 76.5 million Americans (26% of adults age 20 or older) reported a problem with pain lasting for more than 24 hours. The majority of adults in the United States (57% or 170 million) have experienced chronic or recurrent pain in the past year. The economic cost of pain, including health care costs as well as lost productivity due to pain, is estimated at $100 billion annually in the United States. Some $61 billion of this amount is lost productivity attributable to pain, with an average loss of five hours per week for workers experiencing reduced performance or work absences. Among pain conditions, headache is the primary reason for lost productive time.
The market for pain management products is large. According to IMS Health data, the total U.S. market for prescription pain management pharmaceuticals, including those for arthritis or headache pain, exceeded $25 billion in 2008 (at a compound annual growth rate of 4% between 2003 and 2008). Seven (7) of the top 50 prescription drugs ranked by worldwide sales in 2008 had pain management indications.
Recent developments regarding serious side effects of certain non-steroidal anti-inflammatory drugs (NSAIDs), coupled with the removal of several COX-2 inhibitors from the market and a focus on the hepatoxicity of acetaminophen and acetaminophen/opiate combinations, along with the FDA’s subsequent attention to this matter, have created significant market opportunities for alternative pain therapy medications and has generated a heightened consumer caution and wariness of current marketed products. Similarly, potential for abuse of some existing prescription medications for moderate-to-severe pain, such as opioid-based analgesics, establishes a need among consumers for medications with less risk for addiction.
We believe that as recognition of the importance of pain diagnosis and treatment becomes greater, and as the FDA continues to issue health advisories and tighten restrictions on marketed opioids and NSAIDs including acetaminophen, the increasing need for effective pain medications with fewer side effects and less dependency concerns will create significant market opportunities for new products.
Several trends are also expected to drive growth and create opportunities for new products for pain management:
Aging of the population
The populations in the United States, Europe, and Japan are aging rapidly. By 2025, it is estimated that in the United States, one in four people will be 60 years of age or older (versus one in six in 2000). In Europe and Japan, the aging of the population is expected to be even more pronounced. As people age, they tend to be afflicted with more chronic pain conditions and to undergo more surgical procedures which require postoperative pain control.
Greater recognition of the importance of pain diagnosis and treatment
Medical and health care practitioners are increasingly aware of the importance of diagnosing and treating pain. Whereas pain may have once been considered a natural or inevitable consequence of aging or certain medical conditions, it is now considered a patient’s “fifth vital sign,” which is essential to monitor and treat. The Joint Commission on Accreditation of Healthcare Organizations has established standards that require health care facilities to assess and treat pain.
Significant unmet medical needs in pain management
Almost 50% of those surveyed said their pain is not under control. More than 75% of those surveyed strongly agreed that new options are needed to treat their pain. Even among those patients who do receive treatment for pain, many do not achieve significant relief. In fact, one survey found that respondents were so dissatisfied with the efficacy of their prescription and over-the-counter (OTC) pain control medications that 78% were willing to try new treatments, and 43% said they would spend a substantial portion of their financial resources on a treatment if they thought it would work.

Shortcomings of Current Pain Management
Despite widespread clinical use of drugs for pain, pain management remains less than optimal due to a variety of factors, including:
•
Insufficient efficacy. Opioids, the current standard of care for severe pain, reduce pain less than 50 percent in a majority of situations. Neuropathic pain is difficult to treat with existing analgesics because of the differing types of nerves and organs involved in, and types of injuries causing, this kind of pain. Neuropathic pain does not respond to treatment with NSAIDs and responds poorly to treatment with opioids at doses that do not impair the ability of patients to live reasonably active lifestyles.

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

•
Occurrence of side effects. NSAIDs can cause gastrointestinal ulcers, with between 10,000 and 20,000 patients dying each year from gastrointestinal bleeding believed to be related to the use of NSAIDs. Use of opioids is associated with nausea and vomiting in many patients. High-dose opioids cause sedation and may also cause respiratory depression, or a decrease in the ability to breathe spontaneously. Opioids used chronically can cause severe constipation that leads many patients to stop using them, and opioids may sometimes cause severe itching. Drugs used to treat neuropathic pain frequently cause sedation and problems with coordination.

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

Winston Product Pipeline
We have developed multiple proprietary formulations and uses of Civamide and doxepin hydrochloride, two agents that affect a variety of neuroactive chemical transmitters that convey primary sensory input (e.g., pain) from the periphery to the central nervous system. Our focus on neurotransmitter-active compounds has generated several of our most important product candidates. A common feature of these product candidates is the use of an active ingredient that depletes or interferes with the action of a neuroactive transmitter (e.g., substance P (SP), calcitonin gene-related peptide (CGRP), histamine and serotonin), thereby decreasing the ability of sensory fibers or nerve ganglia to transmit or receive sensory stimuli and mediate inflammatory reactions. SP is believed to be the principal neurotransmitter of pain.
Civamide is a proprietary TRPV-1 (transient receptor potential vanilloid-1) receptor modulator, and doxepin hydrochloride is a potent histamine receptor blocker and serotonin reuptake inhibitor. Civamide is being developed in several different dosage forms for a variety of painful conditions. Doxepin is being developed in a nasal solution for prophylaxis and treatment of chronic daily headache.
The following table summarizes the late stage pain control products in our portfolio:

MARKETING
RIGHTS IN
PRODUCT/		PRODUCT	DEVELOPMENT	NORTH
COMPOUND	DOSAGE FORM	INDICATION(S)	STATUS IN U.S.	AMERICA
Civamide	Patch	Postherpetic Neuralgia	Phase III	Winston

Civamide	Nasal Spray	Episodic Cluster Headache PHN of Trigeminal Nerve	Phase III Phase II	Winston Winston

Doxepin	Nasal Spray	Chronic Daily Headache	Phase II	Winston

Civamide	Cream	Osteoarthritis	Phase III Completed NDA 2010	Winston Sanofi Aventis (Canada)

OTHER PRODUCTS

Civamide	Capsule	Crohn’s Disease	Phase II	Winston

Civamide	Nasal Spray	Keratoconjunctivitis Sicca	Phase II	Winston

Civamide
Civamide, a synthetically produced, proprietary new chemical entity, is the active ingredient in several of our product candidates. The chemical structure is shown below:
Civamide
(cis-8-methyl-N-vanilly1-6-nonenamide)
Civamide produces analgesia by decreasing the activity of sensory neurons, shown below. Civamide appears to affect preferentially type-C neurons by specific binding to a membrane receptor, the TRPV-1 receptor, which is coupled to a cation channel. The specificity of Civamide for type-C neurons limits its sensory effects to the inhibition of pain transmission unlike local anesthetics, which act to block the activity of all sensory neurons, thereby impairing all sensations including touch, pressure, heat, and vibration, in addition to pain signals.

Initial applications of Civamide cause a transient release of SP from type-C neurons which may produce the transient burning sensation that is often felt following initial applications of Civamide. Civamide has also been shown to inhibit the synthesis of SP and reduce axonal transport of granules containing SP from the cell body to the nerve terminals. These effects may likely contribute to the analgesic effects of Civamide by reducing the amount of SP available for release. The analgesic effect of Civamide is completely reversible, since after administration of Civamide is discontinued, SP stores gradually return to normal and neuronal sensitivity to noxious stimuli returns. However, in animal and human studies, Civamide has a very long duration of analgesic activity, with a single dose or one-week course of treatment providing weeks of effective analgesic activity.
We have extensive preclinical and clinical experience with Civamide, with over 1,600 patients having been treated with the drug in Phase I to Phase III clinical trials in different formulations including the patch, nasal spray, oral capsule, and topical cream. The most significant adverse event noted has been localized burning sensation at the site of application. Because of these attributes, we believe Civamide represents a clinically significant treatment advance for a number of painful conditions, including neuropathic pain, cancer pain, headache pain, and arthritis pain.
Civamide Patch
Civamide Patch is an ultra-thin patch containing Civamide in a concentration of 0.015% which is being developed for postherpetic neuralgia (“PHN”) of the trunk. PHN is a condition that affects the nerve fibers in the skin. It is the most common complication of shingles and results from damage to nerve fibers during shingles. The rash and pain from shingles usually lasts about a month. But in people with PHN, the pain from shingles may last for months, and sometimes years, after the shingles rash has healed. Capsaicinoids in a topical cream formulation have been shown to have efficacy in treating PHN and other neuropathic pain syndromes in numerous studies. The development of Civamide Patch for PHN would also offer a substantial improvement in the delivery of medication to the cutaneous nerves involved in PHN.
Civamide Patch can be applied to the skin for up to 24 hours daily and the patient can bathe or shower without removing it. As there is no measurable systemic absorption of Civamide from the patch, we believe it is safer than its competitors, i.e. oral medications including Cymbalta® and Lyrica® as well as the Lidoderm® Patch. Compared to Lidoderm, the Civamide Patch will not have the potential of cardiovascular side effects or drug interactions that Lidoderm® has. Civamide Patch is also a thinner, more flexible patch and thus will have better adherence to the skin and will only require a single patch to treat a dermatome affected by PHN, while Lidoderm requires three or four patches.

On February 9, 2009, we announced positive top line results from Study WL1001-04-01, a Phase I clinical trial evaluating the tolerability and pharmacokinetic profile of two concentrations of Civamide Patch 0.0075% and 0.015% vs. placebo. The study successfully demonstrated the tolerability of the two concentrations tested for continuous application to the skin for a period of one week. Additionally, there was no systemic absorption of Civamide detected in any patients, supporting its local use for the topical treatment of postherpetic neuralgia. In this 38 patient study, a patch was applied once daily to the same area of the abdomen, and worn for 24 hours before replacing with a new patch, during a 7 day study. Both strengths of Civamide Patch were tolerable, with all subjects completing the study and with all but one subject being able to wear the patch for the entire 7 day period. Subjects applying active Civamide Patches experienced transient burning sensations which progressively lessened or resolved with each application during the study. Based upon the favorable results of this study, we conducted Study WL1001-04-03, a Phase II study of the 0.015% Civamide Patch for treatment of postherpetic neuralgia.
On February 24, 2009, we received orphan drug designation from the FDA for Civamide Patch for the treatment of postherpetic neuralgia. An orphan designation grants special status to a product to treat a rare disease or condition upon request of a sponsor. This is a key designation as the marketing application for a prescription drug product that has been designated as a drug for a rare disease or condition is not subject to a prescription drug user fee unless the application includes an indication for other than a rare disease or condition. The product also receives seven year market exclusivity and tax credits for the sponsor.
In September, 2009, we completed Study WL-1001-04-03, a Phase II clinical trial evaluating the efficacy and safety of Civamide Patch 0.015% in the treatment of PHN. Twenty-two patients with at least a 6 month history of PHN already on stable doses of medication for PHN, but with recalcitrant pain of at least a 4 on a 0-10 categorical scale during the week prior to enrollment, were enrolled in the study. Civamide Patch 0.015% was applied over a 4 week Treatment Period, for up to 24 hours daily. Daily Pain and Sleep Scores were assessed as the primary efficacy variables. There was a 2 week Post-Observation Treatment Period during which no patch was applied, but patients continued to record efficacy and safety parameters. Results demonstrated that by Week 2 and continuing throughout the Treatment Period and Post Treatment Observation Period, there was approximately a 40% improvement from Baseline in both Daily Pain Scores and Sleep Scores, seen below.
Civamide Patch Phase II
Study WL-1001-04-03
Adverse events were primarily transient self-limited application site burning sensations. There were no systemic adverse events. The lack of systemic absorption should permit the use of the Civamide Patch as both monotherapy and adjunctively with systemic medications such as Cymbalta® (duloxetine) and Lyrica® (pregabalin) without the risk of drug-drug interactions.
Civamide Nasal Spray
Civamide Nasal Spray contains Civamide in a concentration of 0.01% and is being developed for the prophylaxis and treatment of Episodic Cluster Headache (“ECH”). Cluster headache, nicknamed “suicide headache”, is a neurological disease that involves, as its most prominent feature, an immense degree of pain. “Cluster” refers to the tendency of these headaches to occur periodically, with active periods interrupted by spontaneous remissions. The cause of the disease is currently unknown. There are currently no approved products for this indication except injectable sumatriptan, which is approved for the treatment of individual cluster headaches, but not for the prevention of others occurring within the cluster period. There is no systemic absorption of Civamide from this formulation making Civamide Nasal Spray safer to use than other medications which might be used off label.

We have completed a Phase II as well two Phase III clinical trials. A meta-analysis of the data was performed. After a single week of treatment with Civamide Nasal Spray there was a decrease of approximately 70% vs. 35% in the control group (by the third week post-treatment). The per protocol results are shown below.
Civamide Nasal Spray
Phase II and Phase III Meta-analysis
Episodic Cluster Headache
The FDA approved a Special Protocol Assessment (an “SPA”) for a Phase III pivotal study of Civamide Nasal Spray for prophylaxis and treatment of episodic cluster headache. The SPA is a process that provides for an official FDA evaluation of Phase III clinical study protocols. The SPA provides trial sponsors with a binding written agreement that the design and analysis of the studies are adequate to support a license application submission if the study is performed according to the SPA and the study is successful. The FDA has agreed that if this pivotal study is robustly positive, it would be the final study necessary to support approval of Civamide Nasal Spray 0.01% for this indication. Civamide Nasal Spray has been studied in several additional indications, and there is positive Phase II data for acute migraine treatment and for treatment of vasomotor rhinitis, a nonallergic condition that involves a constant runny nose, sneezing, and nasal congestion. Civamide Nasal Spray has received orphan designation from FDA for treatment of PHN of the trigeminal nerve.

Civamide Cream
Civamide Cream is a cream formulation containing Civamide in a concentration of 0.075% being developed for osteoarthritis, the most common form of arthritis, which occurs when cartilage in the joints wears down over time. The lack of systemic absorption of Civamide from this formulation makes it safer to use than any oral COX-2 or NSAID. i.e., without the risk of cardiovascular and gastrointestinal side effects, or the risks of drug-drug interactions. Additionally, Civamide Cream 0.075% would also be without the safety concerns of topical NSAIDs, e.g. Volteren® Gel, which because its use results in diclofenac absorption, has similar safety concerns to that of the oral products.
We believe that we have completed all studies required for a new drug application (an “NDA”) submission to the Food and Drug Administration (“FDA”) on Civamide Cream for osteoarthritis. In a pivotal 695 patient Phase III trial in osteoarthritis, Civamide Cream demonstrated statistically significant reductions in all three co-primary efficacy parameters and in important secondary parameters.
Table 1: TWA and Day 84 P-Values for Co-Primary Efficacy Variables in Favor of CIVANEX Over Control Study WL-1001-05-01 (ITT Population)

Primary Efficacy Variable	TWA	Day 84
WOMAC® Pain Subscale	0.0089	0.0126
WOMAC® Physical Function Subscale	<0.0001	0.0005
Subject Global Evaluation	0.0080	0.0485

*
For the WOMAC® Pain and WOMAC® Physical Function Subscales, these p-values correspond to treatment differences for Baseline scores >10 and, >39, respectively, as a result of investigating the significant Baseline-by-Treatment interaction. For SGE these p-values correspond to treatment differences for Baseline scores ≤1(TWA) and 0 (Day 84).

The filing of an NDA 505(b)(2) in the United States had been delayed pending approval of a User Fee Waiver of the approximately $1.4 million filing fee. The User Fee Waiver was granted to the Company on February 12, 2010. Consequently, the Company intends to file an NDA 505(b)(2) in the second quarter, 2010. The Marketing Authorization Applications (MAA) in Europe for Civamide Cream filed January 2008 was not approved in July 2009 and an appeal has been filed in the United Kingdom and Sweden. A new drug submission (“NDS”) submitted in Canada in October 2008 was issued a Notice of Noncompliance in October, 2009, which decision is currently being appealed by the Company. We have licensed the marketing rights for Civamide Cream to Sanofi-Aventis in Canada and continue discussions with several pharmaceutical companies regarding the marketing rights in the United States, Europe and the Pacific Rim.
Doxepin
Doxepin Nasal Spray
We are also developing doxepin hydrochloride, a potent histamine receptor blocker and serotonin reuptake inhibitor in a patented nasal solution formulation in a concentration of 0.4%, for the prophylaxis and treatment of chronic daily headache. There are approximately 12 million patients in the United States with chronic daily headaches, for which there are no FDA-approved treatment options. This product appears to interfere with the release/actions of histamine and serotonin as well as modulating neuronal sodium ion channels involved in the pathogenesis of this disorder.
Doxepin Nasal Spray would have advantages over oral tricyclics that may be used off-label for this indication. Unlike systemically administered doxepin, there are virtually no sedative or anti-cholinergic side affects which accompany nasal administration of doxepin nasal spray.

A successful Phase IIa trial of Doxepin Nasal Spray in chronic daily headache has been completed. There were 210 patients enrolled in a 28-day lead-in Vehicle Treatment Period to eliminate placebo responders. Of these patients, 92 continued in either a 14- or 28-day Double-blind Treatment Period. There was statistical significant improvement seen in decreases in headache duration and increases in global satisfaction, seen below.
Our next step in the clinical development of Doxepin Nasal Spray is to conduct a Phase II/III study of longer duration.
Other Products
Civamide Capsule
Civamide Capsules are being developed for the treatment of Crohn’s disease. Crohn’s disease is an inflammatory disease of the intestines that may affect any part of the gastrointestinal tract from anus to mouth, causing a wide variety of symptoms. It primarily causes abdominal pain, diarrhea (which may be bloody), vomiting, or weight loss, but may also cause complications outside of the gastrointestinal tract such as skin rashes, arthritis and inflammation of the eye. If effective for this indication, it would represent a breakthrough therapy as it would be without the systemic side effects of systemic medications currently used, including systemic steroids, immunosuppressives, and biologics.
An investigational new drug application (“IND”) was filed in the United States in the second quarter of 2008 for the Civamide soft-gel oral capsule. One Phase I pharmacokinetic study has been completed which demonstrated that a single dose of the enteric-coated capsule 5mg or 10mg, either in a fasting or fed state was safe and did not provide measurable blood levels of Civamide. Since recent data have strongly suggested that pain and inflammation in Crohn’s disease may be related to an accumulation of substance P in nerve fibers in all layers of the intestinal wall, we are planning to initiate a Phase II double-blind evaluation of several dosages of our Civamide Capsule for relief of pain and inflammation in Crohn’s disease.

Civamide Nasal Spray
Civamide Nasal Spray in a concentration of 0.01%, is also being developed for the treatment of keratoconjuctivitis sicca, also known as dry eye syndrome, in addition to its development for the prophylaxis and treatment of Episodic Cluster Headache described above. The product was licensed to Opko Health in September 2007. On February 24, 2010, the Company received communications from Opko that it was terminating the license agreement effective May 24, 2010. As a result, all of Opko’s rights to certain products, as defined in the agreement, will revert back to the Company. The only product approved for this indication in the U.S. is Restasis® which had sales of over $400 million in 2008. Our product has several important advantages over Restasis, and if successfully developed and approved could become the U.S. market leader for this condition.
Manufacturing and Raw Materials
All of our manufacturing is performed under contract by outside vendors. Currently, our primary suppliers of contract manufacturing services are DPT Laboratories, Ltd., Patheon, Inc., Catalant Pharma Solutions, and Aveva Drug Delivery Systems. All of our current products may be manufactured only at a site approved by the FDA specifically for the individual product, as specified in the NDA for the product.
We believe that adequate and reliable sources of raw materials for our products are currently available. In particular, Civamide is manufactured for us by Sigma-Aldrich Fine Chemicals. Since some of the raw materials and finished drug products are purchased from only one supplier, Winston’s operations may be adversely affected if certain suppliers are unable to provide raw materials or to manufacture drug substance or finished products on its behalf.
Commercialization Strategy
We currently have no marketing sales or distribution capabilities. In order to commercialize our product candidates, we must develop sales, marketing and distribution capabilities or make arrangements with other parties to perform these services for us. As part of our commercialization plan, we will conduct a variety of promotional and educational programs aimed at establishing awareness of our products in the physician community, and will focus on differentiating our products from other competitive products. These programs are planned to include sales representative promotion, publications in medical journals, continuing medical education, symposia, regional speaker programs and medical conference exhibits.
Our current plans call for us to market only those products of ours and those we might obtain by acquisition or license, that are for pain control and which can be successfully served with a focused specialty sales force. Consequently, we plan to build our own U.S. sales force to market our Civamide Patch for PHN, our Civamide Nasal Spray for ECH and our Doxepin Nasal Spray for chronic daily headache. This sales force will call on the approximately 5,000 pain centers and 10,000 neurologists and other specialists who specialize in treating chronic pain in the U.S.
For those products of ours which address large generalist medical markets, as our Civamide Cream for osteoarthritis, or large markets unrelated to pain control as our product for Crohn’s disease, we intend to seek U.S. marketing partners to handle the primary commercialization of these products.
Outside of the United States, and subject to marketing approval in the relevant countries, we intend to engage sales, marketing and distribution partners in Europe, Asia and Latin America.
We attempt, to the extent practicable, to use patent protection in the commercialization of our owned and licensed technology. We actively seek patent protection for our proprietary technology in the United States and, as appropriate and cost-effective, in other countries. We currently have five issued U.S. patents and 25 issued foreign patents and several pending foreign patent applications. These patents and patent applications are principally composition of matter and method of use claims. The range of expiration dates of our issued U.S. patents is from March 25, 2010 to October 16, 2023 with the patents most material to our business expiring January 28, 2019 and October 16, 2023. Upon regulatory approval of any of our patent-protected products, we plan to seek patent extension, where available, under existing U.S. and foreign regulations permitting extension of a pharmaceutical patent. In the United States, the Hatch-Waxman Act provides for patent term extension calculated as a portion of time during which the drug was in clinical development or under review at the FDA with a maximum extension of five years. Additionally, under the Hatch-Waxman Act, all new molecular entities (“NMEs”) such as Civamide automatically receive five (5) years data exclusivity upon approval. We believe that we are eligible for the full five-year patent term extension period on patents covering Civamide. Also, we expect to employ product life-cycle management, including the development of new formulations, new indications, and other significant product improvements, in order to maximize the value of our intellectual property.

Set forth below, please find a table of our current trademarks:

Trademark Name/Reg. No.	Owner	Filed (US)	Registered
CIVANEX 2,729,437	Winston Labs	February 16, 1999	June 24, 2003

MICANOL 3,283,446	Winston Labs	March 27, 2003	August 21, 2007

WINSTON LABORATORIES, The Pain Company 2,856,161	Winston Labs	October 13, 1999	June 22, 2004

WINSTON LABORATORIES Illinois State Trademark 73000	Winston Labs		August 13, 1993

AXSAIN 2,925,798	Winston Labs	November 14, 2002	February 8, 2005

ANTHRODERM	Winston Labs	February 1, 2010

RHEUMODERM	Winston Labs	February 1, 2010

CIVADERM	Winston Labs	February 1, 2010

NEURODERM	Winston Labs	February 1, 2010

DOLORAC	Winston Labs	November 10, 2009
In addition to seeking the protection of patents, licenses and trademarks, we also rely on unpatented proprietary technology and know-how to maintain its competitive position. To protect its rights in these areas, we have has a policy of requiring its employees, consultants, advisors, prospective licensees and business partners to enter into confidentiality agreements.
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
Our products and technologies face competition from various classes of drugs, currently marketed and in development, across a range of therapeutic categories, from headache to neuropathic pain. For some indications, such as prophylaxis of episodic cluster headache, chronic daily headache and PHN of the trigeminal nerve, there are no existing FDA-approved products, and the Company is not aware of any other drugs presently in development for these conditions.
For other markets such as PHN, Crohn’s disease and osteoarthritis, our products targeted delivery combined with their lack of systemic side effects or potential for drug interactions, conveys substantial competitive advantage over competitors products for these conditions.

Our primary competitors include: small companies focused on pain management, such as Adolor, NeurogesX, NicOx, Pain Therapeutics, and Pozen; mid-sized companies with significant pain franchises, such as Endo Pharmaceuticals, King Pharmaceuticals, Purdue Pharma, and Valeant Pharmaceuticals; and very large, diversified pharmaceutical companies including GlaxoSmithKline, Merck, and Pfizer. A summary of what we believe to be the competitive advantages of our lead products as compared to the principal competing products currently in the market, if any, is presented below:

Competitive Advantages Summary
Our Product	Indication	Competitor Product(s)	Our Competitive Advantages
Civamide Patch	Postherpetic Neuralgia	Lyrica® Neurontin® Opiates Lidoderm® Patch	No Systemic Side Effects or Drug Interactions Can be Used Adjunctively No Disposal Issues (as with Lidoderm) Can be Bathed or Showered with (in Contrast to Lidoderm)

Civamide Nasal Spray	Episodic Cluster Headache	None	No Approved Competitor

	Trigeminal PHN	None	No Systemic Side Effects or Drug Interactions

Civamide Capsule	Crohn’s Disease	Aminosalicylates (e.g. sulfasalazine, mesalamine); Oral corticosteroids; Biologic Therapies (e.g. adalimumab (Humira®), infliximab (Remicade®))	Targeted Unique Action No Systemic Side Effects or Drug Interactions

Civamide Cream	Osteoarthritis	Oral NSAIDs (e.g. Mobic®, Naprosyn®) and COX2 Inhibitors (e.g. Celebrex®) Topical NSAIDs (e.g. Volteran®)	No Approved Competitor No Systemic Side Effects or Drug Interactions

Doxepin Nasal Spray	Chronic Daily Headache	None	No Approved Competitor No Systemic Side Effects or Drug Interactions
In the case of certain of our products, particularly those targeting large markets such as osteoarthritis and Crohn’s disease, thus requiring a very large sales force, we intend to pursue collaborations with larger pharmaceutical companies to market such products most effectively.
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

United States Government Regulation
In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act and implements regulations. If we fail to comply with the applicable United States requirements at any time during the product development process, clinical testing, and the approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any agency enforcement action could have a material adverse effect on the Company.
The Company’s products are considered by the FDA to be drugs. The drugs are subject to FDA review and approval or clearance. If the FDA denies approval or clearance of the drugs, Winston’s ability to market its products could be significantly delayed or precluded.
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
Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Each trial must be reviewed and approved by an independent Institutional Review Board, or IRB, before it can begin and the trial is subject to IRB oversight. The FDA, the IRB or the Company may discontinue a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive good clinical practice requirements and the requirements for informed consent.
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
Phase III trials usually further evaluate clinical efficacy and test further for safety in an expanded patient population. Phase I, Phase II and Phase III testing may not be completed successfully within any specified period, if at all. Furthermore, the FDA or the Company may suspend or terminate clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

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
The testing and approval process requires substantial time, effort, and financial resources, and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all. We may encounter difficulties or unanticipated costs in its efforts to secure necessary governmental approvals, which could delay or preclude it from marketing its products. The FDA may limit the indications for use or place other conditions on any approvals that could restrict the commercial application of the products. After approval, certain changes to the approved product, such as adding new indications, manufacturing changes, or additional labeling claims are subject to further FDA review and approval.
If and when regulatory approval of a product is obtained, we will be required to comply with a number of post-approval requirements. We also must comply with other regulatory requirements, including cGMP regulations and adverse event reporting. Holders of an approved NDA are required to report certain adverse reactions and production problems, if any, to the FDA, to provide updated safety and efficacy information and to comply with requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.
We use, and will continue to use at least in the near term, third-party manufacturers to produce its products in clinical and commercial quantities. Future FDA inspections may identify compliance issues at its facilities or at the facilities of its contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product or the failure to comply with requirements may result in restrictions on a product, manufacturer, or holder of an approved NDA, including withdrawal or recall of the product from the market or other voluntary or FDA-initiated action that could delay further marketing. Also, new government requirements may be established that could delay or prevent regulatory approval of our products under development.
Foreign Regulation
In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of its products. Whether or not we obtain FDA approval for a product, it must obtain approval of a product by the comparable regulatory authorities of foreign countries before it can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.
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
In addition to regulations in Europe and the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial distribution of its products.

Product Liability
We maintain product liability insurance on our products and clinical trials that provides coverage in the amount of $5 million per incident and $5 million in the annual aggregate.
Executive Officers and Key Employees of the Registrant
Information concerning our executive officers and key employees, including their names, ages and certain biographical information can be found in Part III, Item 10 under the caption, “Directors, Executive Officers and Corporate Governance”. This information is incorporated by reference into Part I of this report.
Human Resources
As of March 1, 2010 we employed 9 persons, including 4 engaged in research and development activities, including clinical development, and regulatory affairs, and 5 in general and administrative functions such as human resources, finance, accounting, business development and investor relations. Our staff includes 2 employees with Ph.D. or M.D. degrees. Our employees are not represented by any collective bargaining unit. We believe that we maintain good relations with our employees.
Financial Information about Segments
We operate in a single accounting segment — the development and commercialization of novel treatments that target the central nervous system. Refer to Note 2, “Segment Information” in the Notes to the Consolidated Financial Statements.
Item 1A. Risk Factors
We are a “smaller reporting company” as such term is defined in Item 10(f)(1) of Regulation S-K and are exempt from making the disclosures required by this item pursuant to the instructions to Item 1A of Form 10-K.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We maintain a 7,300 square foot leased office and warehouse facility in Vernon Hills, Illinois (a suburb of Chicago), which serves as our headquarters.
Item 3. Legal Proceedings
As previously reported in the Company’s quarterly reports on Form 10-Q for the quarters ended June 30, 2009 and September 30, 2009, the Company filed suit against the FDA in the United States District Court for Northern District of Illinois for declaratory and injunctive relief with respect to the FDA’s refusal to waive it’s application user fee under small business waiver rules relating to the Company’s submission of the Civamide Cream NDA. In September, 2009, the FDA filed a motion to dismiss the suit. In October 2009, the Company filed a response in opposition to the FDA’s motion to dismiss and in December 2009, the court ruled in the Company’s favor. Consequently, on February 12, 2010, the Company was granted the user fee waiver.
There are no other pending legal proceedings.
Item 4. (Removed and Reserved)

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “WPHM.” The following table sets forth the high and low bid prices for our common stock for each of the last two fiscal years, as reported on the OTCBB.
For the Year Ended December 31, 2009:

	High	Low
First Quarter	3.40	0.25
Second Quarter	2.80	0.25
Third Quarter	2.25	0.45
Fourth Quarter	1.65	0.28
For the Year Ended December 31, 2008:

	High	Low
First Quarter	1.50	1.05
Second Quarter	1.25	0.75
Third Quarter	1.09	0.51
Fourth Quarter	1.00	0.30
Holders
As of January 29, 2010, there were approximately 177 stockholders of record and 274 beneficial owners of our common stock. The last sale price as reported by the OTCBB on March 1, 2010, was $0.20.
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
2009 Equity Compensation Plan Information
Information regarding securities authorized for issuance under our equity compensation plans is disclosed in Part III Item 12 under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Recent Sales of Unregistered Securities
None.

Performance Graph
We are a “smaller reporting company” as such term is defined in Item 10(f)(1) of Regulation S-K and are exempt from making the disclosures required by this item pursuant to instruction 6 to Item 201(e) of Regulation S-K.
Item 6. Selected Financial Data
We are a “smaller reporting company” as such term is defined in Item 10(f)(1) of Regulation S-K and are exempt from making the disclosures required by this item pursuant to paragraph (c) of Item 301 of Regulation S-K.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.
On September 25, 2008, Getting Ready Corporation completed a merger transaction (the “Merger”) with Winston Laboratories, Inc., a Delaware corporation (“Winston Labs”) by merging a wholly-owned subsidiary of Getting Ready Corporation into Winston Labs. Effective November 17, 2008, Getting Ready Corporation changed its name to Winston Pharmaceuticals, Inc. (hereafter referred to as “we,” “us,” “our” or the “Company”). The Company has carried on the business of Winston Labs as its sole line of business and it has retained all of Winston’s management. The Merger was accounted for as a reverse merger for accounting purposes with Winston Labs as the accounting acquirer.
This discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial position and business and financing plans. These statements involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors. See Item 1. Business — Cautionary Note Regarding Forward-Looking Statements.
Executive Overview
Winston Labs is the successor to a research and development partnership, Cisco Ltd. (“Cisco”), formed in 1992 to develop a specific novel neuroactive compound, civamide. Civamide was discovered and patented by Joel E. Bernstein, M.D. (“Dr. Joel Bernstein”), the managing general partner of Cisco and subsequently, the founder and Chief Executive Officer, or CEO, of Winston Labs. In 1997, Cisco became Winston Laboratories LLC, which in 1998 was converted to a “C” Corporation. Winston’s initial operating funds were obtained from a rights offering in 1997 and a private equity placement in 1998. In 1999, Winston Labs sold approximately 19% of its common stock to Bioglan Pharma Plc (“Bioglan”) for $25 million; in 2004, Bioglan’s stock ownership was subsequently reduced below 7% when it did not participate in Winston Labs offering of additional shares of its common stock. In September 2007, Winston Labs purchased all of Bioglan’s outstanding ownership in Winston Labs from Bioglan for $225,000. Subsequent to this transaction, Winston Labs retired all of the shares purchased from Bioglan.
In 2000, Winston Labs established a subsidiary, Rodlen Laboratories, Inc. (“Rodlen,” formerly Oncovir Corporation). In 2001, Bioglan purchased approximately 18% of Rodlen’s outstanding common stock for $13.3 million. In 2002, Bioglan’s stock ownership in Rodlen was reduced below 3% as a result of Bioglan’s election not to participate in a Rodlen rights offering. The proceeds of this rights offering were used to acquire the Zostrix® line of over-the-counter topical analgesics. Rodlen marketed the Zostrix® product line until July 2005, when it sold the product line to Hi-Tech Pharmacal Co. (“Hi-Tech”). In October 2004, Rodlen launched the marketing and sale of another topical analgesic, Axsain®, which it promoted to physicians and other health-care professionals. In June 2005, based on disappointing sales, Rodlen sharply reduced the promotion of the Axsain® product and in March 2006, Rodlen discontinued selling this product altogether. In February 2007, Rodlen licensed certain technology underlying the Axsain® product to Hi-Tech. Rodlen operated as a “virtual company” with no employees of its own. From inception to September, 2007, Rodlen was consolidated into the financial statements of Winston Labs. In September 2007, Winston Labs purchased all of the then outstanding ownership in Rodlen from Bioglan for $10,000. Subsequent to this transaction, all of the shares purchased from Bioglan were retired. On September 21, 2007, Rodlen was merged into Winston Labs.

In 2005, Winston Labs established a wholly owned UK subsidiary, Winston Laboratories Limited (“UK Ltd.”). UK Ltd. was established for the purpose of conducting work with European drug regulatory authorities, who typically require a European entity. UK Ltd. has no employees or material assets. The consolidated entity of Winston Labs, Rodlen, and UK Ltd. is hereinafter referred to as “Winston Labs.”
Gideon Pharmaceuticals, Inc. (“Gideon”) is a corporation whose chairman and sole director is Joel E. Bernstein, M.D., president and CEO of the Company. Gideon reimburses the Company for certain expenses that the Company incurs on behalf of Gideon. Amounts due from Gideon of $12,675 and $0 as of December 31, 2009 and 2008, respectively, are included in related party receivable on the Consolidated Balance Sheets.
On January 30, 2006, Winston Labs licensed to Sirius Laboratories, Inc., a company founded by Dr. Joel Bernstein, the rights to market products containing anthralin owned by Winston Labs, including a marketed 1% anthralin cream trade name Psoriatec® . The license had a two-year term which expired on January 31, 2008 and provided for the following key terms: (i) a 25% royalty on net sales; (ii) a $300,000 minimum royalty; and (iii) a $750,000 purchase option. This agreement was assigned by Sirius to DUSA Pharmaceuticals, Inc. following DUSA’s purchase of Sirius. This license had been extended until September 30, 2008 by mutual written consent of the parties and the extension provided for continuation of the 25% royalty on net sales but eliminated the minimum royalty and purchase option. This agreement expired on September 30, 2008. Under the technology license agreement, the Company recorded royalty revenue of $0 and $34,861 for the years ended December 31, 2009 and 2008, respectively. In July 2008, the Company learned that DUSA had breached a license agreement with Winston Labs. Winston Labs initiated arbitration in October 2008 to recover the damages caused by this breach. In June 2009, DUSA settled this matter by agreeing to pay $75,000 in damages. This settlement is included in other income in the Consolidated Statements of Operations.
On August 14, 2007, Winston Labs entered into an exclusive technology license agreement with Exopharma, Inc., now known as Elorac, Inc. (“Elorac”). Dr. Joel Bernstein is a majority owner and President and Chief Executive Officer of Elorac. Under the terms of the license agreement, Winston Labs granted Elorac an exclusive license to the proprietary rights of certain products (≤ 0.025% civamide with the stated indication of psoriasis of the skin). In exchange, Elorac paid Winston Labs a license fee of $100,000 and is required to pay a 9% royalty on sales of the product. In addition, the agreement required Elorac to pay Winston Labs a non-refundable payment of $250,000 upon approval of a marketing authorization by Elorac on the product(s) described in the agreement. On October 27, 2008 the Winston Labs and Elorac mutually terminated the above license agreement. As a result of this mutual termination, the Winston Labs agreed to pay Elorac the $105,000 in exchange for Winston Labs retaining all the proprietary rights under the original agreement. Since inception, Elorac has been located in the same offices as Winston Labs and therefore has shared in certain of Winston Labs expenses such as rent, utilities, internet usage, etc. The amount of Elorac’s share of such expenses is based on various allocation factors related to particular expense. Winston Labs received $162,977 and $128,323 in 2009 and 2008, respectively for such services, which are included as a reduction of Winston Labs expenses on the Consolidated Statement of Operations. Amounts due from Elorac of $2,601 and $0 as of December 31, 2009 and 2008, respectively, are included in related party receivables in the Company’s Consolidated Balance Sheets.
On September 19, 2007, Winston Labs entered into an exclusive technology license agreement with Opko Ophthalmologics, LLC, (“OPKO”). Under the terms of the license agreement, Winston Labs granted OPKO an exclusive license to the proprietary rights of certain products (pharmaceutical compositions or preparations containing the active ingredient civamide in formulations suitable for use in the therapeutic or preventative treatment of ophthalmic conditions in humans). In exchange, OPKO paid Winston Labs a license fee of $100,000 and is required to pay a 10% royalty on sales of the products. In addition, the agreement requires OPKO to pay Winston Labs a non-refundable payment of $5,000,000 upon approval of a marketing authorization by OPKO on the product described in the agreement. In addition, under the terms of the agreement, OPKO and Winston Labs agreed to equally share the cost related to manufacturing and clinical supplies of Civamide Nasal Spray. During 2009 and 2008, OPKO reimbursed Winston Labs approximately $111,539 and $80,000, respectively for such costs. In addition, the agreement calls for OPKO to reimburse Winston Labs for certain legal expenses Winston Labs has incurred related to the use of the licensed products to treat keratoconjunctivitis. In 2009 and 2008, approximately $38,800 and $38,000, respectively of legal fees were billed to OPKO, of which approximately $7,000 and $38,000 were outstanding as of December 31, 2009 and 2008 and are included in related party receivable on the Consolidated Balance Sheets. Subsequent to December 31, 2009 and 2008, respectively, OPKO paid $7,000 and $38,000 of the balance due. Phillip Frost, M.D. is the Chairman and Chief Executive Officer of OPKO’s parent company, Opko Health, Inc. (“Opko Health”), and as of December 31, 2009 was the beneficial owner of more than 50% of Opko Health’s common stock.
On February 24, 2010, the Company received communications from Opko that it was terminating the license agreement effective May 24, 2010. As a result, all of Opko’s rights to certain products, as defined in the agreement, will revert back to the Company.
As of December 31, 2009, Dr. Frost is also the indirect beneficial owner of 26,574,659 shares of the Company’s capital stock on a fully diluted basis (29.7% of the total issued and outstanding shares), including, 8,779,797 shares of common stock underlying warrants. Furthermore, Subbarao Uppaluri, Ph.D., a director of the Company and the Senior Vice President — Chief Financial Officer of Opko Health, is the beneficial owner of 326,538 shares of the Company’s capital stock on a fully-diluted basis, including 27,500 shares of common stock underlying options and 89,589 shares of common stock underlying warrants.

On November 13, 2007, the Company entered into a merger agreement with Winston Labs and Winston Acquisition Corp., the Company’s wholly-owned subsidiary, pursuant to which, upon completion of the Merger on September 25, 2008, Winston Labs became our wholly-owned subsidiary and:
•
all of the issued and outstanding capital stock of Winston Labs, consisting of 23,937,358 shares of common stock, par value $0.001 per share, 5,815,851 shares of the Winston Labs Series A Convertible Preferred Stock, par value $0.001 per share (“Winston Labs Series A Preferred Stock”), and 4,187,413 shares of the Winston Labs Series B Convertible Preferred Stock, par value $0.001 per share (“Winston Labs Series B Preferred Stock”), was exchanged for 422,518,545 shares of our common stock, par value $0.001 per share (at an exchange ratio of 17.65101 shares of our common stock per share of Winston Labs common stock), 101,849 shares of our Series A Preferred Stock and 73,332 shares of our Series B Preferred Stock (at an exchange ratio of ..01751238 shares of our preferred stock per share of Winston Labs preferred stock);

•	we assumed Winston Labs’s stock option plans;

•	Winston Labs’s outstanding 1,643,750 options to purchase 1,643,750 shares of Winston Labs’s common stock were converted to options to purchase 29,013,848 shares of our common stock; and

•
outstanding warrants to purchase Winston Labs Series A Preferred Stock were assumed by us and converted into the right to acquire, expiring November 13, 2012, upon the exercise of such warrants, an aggregate of 71,672 shares of our Series A Preferred Stock at a price per share of $49.09.

Immediately following the closing of the Merger, we had outstanding 440,851,441 shares of common stock. Our Board of Directors recommended and our stockholders approved an amendment to our charter to increase the number of authorized shares of our common stock from 499,000,000 shares to 900,000,000 shares to permit the conversion of all outstanding shares of our preferred stock, including shares of our preferred stock underlying outstanding warrants.
Subsequent to the completion of the Merger, the Company has carried on the business of Winston Labs as its sole line of business and has retained all of Winston Labs’s management. Our executive offices are located at 100 North Fairway Drive, Suite 134, Vernon Hills, Illinois 60061 and our telephone number is (847) 362-8200. Effective November 17, 2008, we changed our name from Getting Ready Corporation to “Winston Pharmaceuticals, Inc.” and have discontinued any and all prior business operations in favor of the business plan and operations of Winston, which has been our only significant operation as a result of the merger with Winston Labs.
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
Winston Labs submitted a Marketing Authorization Application (“MAA”) in Europe for CIVANEX in January 2008. On July 10, 2009 the Company received a negative opinion letter from the Swedish Medical Products Administration (“MPA”) as the Reference Member State on behalf of the Concerned Member States, the United Kingdom and Spain on the Company’s MAA for CIVANEX in the decentralized procedure to obtain mutual recognition of CIVANEX by such states. CIVANEX is an investigational therapy in development for the signs and symptoms of, including the pain associated with, osteoarthritis. In its letter to the Company, MPA cited lack of data relating to the full risk assessment of the carcinogenic potential of CIVANEX. The Company’s management disagrees with several of the conclusions in the opinion letter and has filed an appeal of the negative opinion of the Swedish review team with the MPA. On November 2, 2009, the Company filed a separate appeal of the opinion with the Medicines and Healthcare products Regulatory Agency in the United Kingdom. The Company believes that the current application containing safety and efficacy data support the approval of CIVANEX for use under the proposed labeling. The Company is currently considering whether to conduct another carcinogenesis study of CIVANEX.

In May 2009, the Company completed a Phase I pharmacokinetic and safety study of oral civamide in an enteric coated soft gel capsule with no systemic absorption detected. The Company intends to conduct a new study designed to take advantage of this lack of systemic absorption in a proof of concept study for the treatment of the inflammatory bowel disorder, Crohn’s Disease.
As previously reported in the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2009, in July 2009, the Company filed suit against the FDA in the United States District Court for Northern District of Illinois for declaratory and injunctive relief with respect to the FDA’s refusal to waive its application user fee under small business waiver rules relating to the Company’s submission of the civamide cream application. In September, 2009, the FDA filed a motion to dismiss the suit. In October, 2009, the Company filed a response in opposition to the FDA’s motion to dismiss and in December 2009, the court ruled in the Company’s favor. Consequently, on February 12, 2010, the Company was granted the user fee waiver.
In September, 2009, we completed Study WL-1001-04-03, a Phase II clinical trial evaluating the efficacy and safety of Civamide Patch 0.015% in the treatment PHN. Twenty-two patients with at least a 6 month history of PHN already on stable doses of medication for PHN, but with recalcitrant pain of at least a 4 on a 0-10 categorical scale during the week prior to enrollment, were enrolled in the study. Civamide Patch 0.015% was applied over a 4 week Treatment Period, for up to 24 hours daily. Daily Pain and Sleep Scores were assessed as the primary efficacy variables. There was a 2 week Post-Observation Treatment Period during which no patch was applied, but patients continued to record efficacy and safety parameters. Results demonstrated that by Week 2 and continuing throughout the Treatment Period and Post Treatment Observation Period, there was approximately up to a 40% improvement from Baseline in both Daily Pain Scores and Sleep Scores as discussed in further detail in Part I, Item I, Business, elsewhere in this Annual Report on Form 10-K.
Effective September 22, 2009, Robert Yolles succeeded Dr. Joel E. Bernstein as Chairman of the Board of the Company’s Board of Directors.
On October 15, 2009, Winston Labs announced that it received a Notice of Non-compliance (“NON”) from the Therapeutics Drug Directorate, Health Canada (the “Directorate”) for its New Drug Submission (NDS) for CIVANEX (zucapsaicin cream 0.075%) for the treatment of the signs and symptoms of osteoarthritis. The Directorate remarked that the analysis of the pivotal trial did not support the requested indication. Winston Labs had a period of ninety days to submit a response to the Directorate’s NON, which it did on January 29, 2010. In the event that the Company is not be able to obtain regulatory approval in Canada by June 30, 2010, the sanofi-aventis payment due upon regulatory approval will be reduced by $250,000 (CAD) to $1,750,000 (CAD).
On February 12, 2010, Pharmaceutical Financial Syndicate, LLC (“PFS”), whose members include Dr. Joel Bernstein, the Company’s President and Chief Executive Officer and Robert A. Yolles and Neal S. Penneys, directors of the Company, executed a letter of intent (“LOI”) with Frost Gamma Investments Trust, Subbarao Uppaluri, a director of the company, and certain other shareholders of the Company (collectively, the “Frost Group”), to acquire 100% of the Company’s capital stock (the “Acquisition”) beneficially owned by all of the members of the Frost Group consisting of an aggregate of 18,399,271 outstanding shares of common stock and warrants to purchase an aggregate of 8,958,975 shares of common stock (collectively, the “Acquired Securities”).
As provided in the LOI, consummation of the Acquisition is subject to a number of conditions, including the parties entering into a definitive acquisition agreement. The LOI also provides that simultaneous with the completion of the Acquisition, three of the Company’s directors, namely Subbarao Uppaluri, Glenn Halpryn and Curtis Lockshin, shall resign as directors of the Company, and each of Messrs. Uppaluri, Halpryn and Lockshin have advised the Company that they have consented to resign upon completion of the Acquisition. Upon completion of the Acquisition, as the manager of PFS, Dr. Bernstein would be deemed to be the beneficial owner of all of the Acquired Securities, however Dr. Bernstein intends to disclaim beneficial ownership of those Acquired Securities in which he does not have a pecuniary interest through PFS.
Winston Labs does not currently market any products. In the past, Winston Labs marketed certain products revenues from which were used to help fund its research programs. Winston Labs is engaged in the development of innovative products for managing and alleviating pain. After discontinuing the Zostrix® and Axsain® product lines, Winston Labs has devoted most of its resources to research and development. Winston Labs has spent $2,062,933 and, $3,496,150, each of the years 2009 and 2008, respectively, on research and development activities. Winston Labs has incurred significant operating losses since the initiation of operations in 1997 and as of December 31, 2009, had an accumulated deficit of approximately $49.3 million.

Critical Accounting Policies and Estimates
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
Certain sales transactions include multiple deliverables. The Company allocates amounts to separate elements in multiple element arrangements in accordance with ASC Topic 605, Revenue Recognition. Revenues are allocated to a delivered product or service when all of the following criteria are met: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item; and (3) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company’s control. The Company uses the relative fair values of the separate deliverables to allocate revenue. For arrangements with multiple elements that are separated, the Company recognizes revenues in accordance with Topic 13.
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
When a delivered element meets the criteria for separation, the Company allocates amounts based upon the relative fair values of each element. The Company determines the fair value of a separate deliverable using the price it charges other customers when it sells that product or service separately; however, if the Company does not sell the product or service separately, it uses third-party evidence of fair value. The Company considers licensed rights or technology to have standalone value to its customers if it or others have sold such rights or technology separately or its customers can sell such rights or technology separately without the need for the Company’s continuing involvement.
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
Research Services Arrangements. Revenues from research services are recognized during the period in which the services are performed and are based upon the number of full-time-equivalent personnel working on the specific project at the agreed-upon rate. Reimbursements from collaborative partners for agreed upon direct costs including direct materials and outsourced services, or subcontracted, pre-clinical studies are classified as revenues in accordance with ASC Topic 605 and recognized in the period the reimbursable expenses are incurred. Payments received in advance are deferred until the research services are performed or costs are incurred.
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
Research and development expenses
The guidance in ASC Topic 730, Research and Development, requires the Company to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered or the services are no longer expected to be performed, the Company would be required to expense the related capitalized advance payments.
Research and development expenses consist of expenses incurred in performing research and development activities including salaries and benefits, facilities and other overhead expenses, clinical trials, contract services and outsource contracts. Research and development expenses are charged to operations as they are incurred.
Acquired contractual rights. Payments to acquire contractual rights to a licensed technology or drug candidate are expensed as incurred when there is uncertainty in receiving future economic benefits from the acquired contractual rights. The Company considers the future economic benefits from the acquired contractual rights to a drug candidate to be uncertain until such drug candidate is approved by the FDA or when other significant risk factors are abated.
Share-Based Compensation Expense
ASC Topic 718, Stock Compensation, requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, based on the fair value of the instruments issued. ASC Topic 718 covers a wide range of share-based compensation including stock options, restricted stock, performance-based awards, share appreciation rights and employee share purchase plans. Prior to January 1, 2006, the Company accounted for stock-based compensation arrangements using the intrinsic value method.

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model (“Black-Scholes model”) that uses assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Expected volatilities are based on historical volatility of our common stock and other factors. The expected terms of options granted are based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield in effect at the time of the grant. Since we do not expect to pay dividends on our common stock in the foreseeable future, we estimated the dividend yield to be 0%. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate pre-vesting forfeitures based on our historical experience.
If factors change and we employ different assumptions in the application of ASC Topic 718 in future periods, the compensation expense that we record under ASC Topic 718 may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under ASC Topic 718. Because changes in the subjective input assumptions can materially affect our estimates of fair values of our share-based compensation, in our opinion, existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. For awards with a longer vesting period, such as the three-year cliff vesting awards issued to certain officers, the actual forfeiture rate and related expense may not be known for a longer period of time, which can result in more significant accounting adjustments once the awards are either vested or forfeited.
Alternatively, values may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is no current market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with ASC Topic 718 and SAB 107 using an option-pricing.
Nature of Operating Expenses
In fiscal 2009, our operating expenses consisted mainly of our Phase, I, Phase II, and Phase III clinical trial expenses (research costs) and general and administrative expenses such as human resources, legal and accounting, primarily related to being a public company. In fiscal 2008, our operating expenses consisted mainly of our Phase II and Phase III clinical trial expenses (research costs) and general and administrative expenses such as human resources, legal and accounting, primarily related with the Merger.
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
We categorize revenues by type of revenue in two different categories: 1) licensing revenue and, 2) royalty revenue. All long-lived assets for fiscal 2009 and 2008 are located in the United States.

For the year ended December 31, 2009 compared to the year ended December 31, 2008

	Year Ended December 31,
	2009	2008	$ Change	% Change
REVENUES
License Revenue	$1,266,825	$316,706	$950,119	300%
Royalty Revenue	127,762	135,836	(8,074)	(6)%

	1,394,587	452,542	942,045	208%

EXPENSES
Research and development	2,062,933	3,496,150	(1,433,217)	(41)%
General and administrative	2,063,879	2,182,012	(118,133)	(5)%
Depreciation and amortization	9,007	8,651	356	4%

Total Operating Expenses	4,135,819	5,686,813	(1,550,994)	(27)%

Loss from Operations	(2,741,232)	(5,234,271)	2,493,039	(48)%

Interest income	10,487	90,614	(80,127)	(88)%
Other income	75,429	1,911	73,518	3,847%

Other income (expenses)	85,916	92,525	(6,609)	(7)%

Loss before income taxes	(2,655,316)	(5,141,746)	2,486,430	(48)%

Income Taxes
Current	—	—	—	—
Deferred	—	—	—	—

Income Taxes	—	—	—	—

NET LOSS	$(2,655,316)	$(5,141,746)	$2,486,430	(48)%

Revenues
Revenues from licenses increased to $1,266,825 for the fiscal year ended December 31, 2009 compared to $316,706 for the fiscal year ended December 31, 2008. The $1,226,825 and $316,706 license revenue in 2009 and in 2008, respectively, represents 12 and 3 months of revenue recognition related to a $1.9 million upfront cash payment received by the Company from sanofi-aventis Canada Inc. in accordance with a license agreement entered into by the Company in the fourth quarter of 2008.
Revenues from royalties declined to $127,762 for the fiscal year ended December 31, 2009 compared to $135,826 for the fiscal year ended December 31, 2008. The decline was primarily due to $34,861 of royalties generated in 2008 from the License Agreement with DUSA that expired on September 30, 2008. Royalties from Hi-Tech increased from $100,975 in 2008 to $127,762 for the same period in 2009. On October 30, 2009, the Company received communication from Hi-Tech that is has discontinued the sale of the product as defined in the license agreement. As a result, the Company does not expect to receive any more royalties from Hi-Tech in the future.
Research & Development Expenses
Research and development expenses decreased to $2,062,933 for the fiscal year ended December 31, 2009 compared to $3,496,150 for the fiscal year ended December 31, 2008. The decrease was primarily due to decreased spending on various European and Canadian filing fees and the timing of certain R&D projects.

General and Administrative Expenses
General and administrative expenses decreased to $2,063,879 for the fiscal year ended December 31, 2009 compared to $2,182,012 for the fiscal year ended December 31, 2008. The decrease is due largely to a decrease in spending on accounting, legal and recruiting fees which countered with a slight increase in payroll due to hiring of additional administrative staff.
Interest Income
Interest income decreased by $80,127 to $10,487 for the year ended December 31, 2009 from $90,614 for the same period in 2008 due to decreased amounts of funds on deposit.
Net Loss
Net loss was $2.6 million, or $0.04 per share, for the fiscal year ended December 31, 2009, compared to a net loss of $5.2 million, or $0.10 per share for the fiscal year ended December 31, 2008. The decrease in net loss is primarily attributed to an increase in revenues of $0.9 million and a decrease in operating expenses totaling $1.5 million, consisting of a decrease in research and development expenses totaling $1.4 million and a decrease in general and administrative expenses totaling $0.1 million.
Liquidity and Capital Resources
Since Winston Labs’s inception, it has financed its operations through the private placement of equity securities and, to a lesser extent, through licensing revenues and product sales. Through December 31, 2009, Winston Labs has raised approximately $54 million from the private placement of Winston Labs and Rodlen common shares.
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

		Increase
	December 31,	(Decrease)	December 31,
	2009	During Period	2008

Cash and cash equivalents	$1,562,848	$(4,064,065)	$5,626,913
Net working capital	$457,356	$(2,734,246)	$3,191,602

	Year Ended	Change	Year Ended
	December 31,	Between	December 31,
	2009	Periods	2008

Net cash used in operating activities	$(4,198,636)	$(1,136,416)	$(3,062,220)
Net cash provided by (used in) investing activities	141	16,475	(16,334)
Net cash provided by financing activities	134,430	(4,089,426)	4,223,856

Net increase (decrease) in cash and cash equivalents	$(4,064,065)	$(5,209,367)	$1,145,302

Operating activities. Net cash used in operating activities was $4.2 million in the fiscal year 2009 compared to $3.0 million in the fiscal year 2008. The increase in cash used in operating activities resulted from a decrease in unearned revenue resulting from the upfront payment of $1.9 million in connection with the licensing agreement with sanofi aventis Canada.
Investing activities. Net cash provided by investing activities was $0.01 million in the fiscal year 2009. Our capital expenditures have historically been a small fraction of our overall expenses, since we outsource manufacturing and other capital-intensive functions. The highest annual amount of capital expenditures was $56,000 in the year ended December 31, 2004, reflecting expenditures on computer equipment, phone equipment and furniture to support a field force and increased headcount associated with an unsuccessful product launch. We do not anticipate making significant capital expenditures in the near future.
Historically, our investing activities have included the acquisition or purchase of product rights, such as Psoriatec® in 2001 and Zostrix® in 2002, the divestment of product rights, such as Zostrix® in 2005, and the acquisition or redemption of holdings in other companies, such as the preferred shares in Ovation that we redeemed in 2005.
Financing activities. Net cash provided by financing activities was $0.1 million in the fiscal year 2009, compared to $4.2 million in fiscal 2008.
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
On October 30, 2008, the Company and sanofi-aventis Canada Inc. entered into a licensing agreement for the Canadian rights to Civamide, Winston Labs transient receptor potential vanilloid (TRPV-1) modulator, in formulations for topical application. Under the terms of the agreement, sanofi-aventis Canada Inc. owns the rights to develop, manufacture and commercialize Civamide Cream in Canada along with a second generation cream that is currently in development. In return for granting sanofi-aventis Canada Inc. the Canadian rights, Winston Labs received an upfront payment of $1.9 million (US) and will receive an additional $2 million (CAD) upon regulatory approval of Civamide Cream in Canada, certain milestone payments and future royalties on net sales of Civamide or the related second generation cream in Canada. In connection with this agreement, Winston Labs is recognizing the upfront payment of $1.9 million over 18 months. As such, approximately $1,264,000 and $316,000 has been recognized as revenue in 2009 and in 2008, respectively, with the remainder being treated as unearned revenue on our Consolidated Balance Sheet as of December 31, 2009 and 2008.
The Company has incurred significant losses from operations since its inception and expects losses to continue for the foreseeable future. The Company’s success depends primarily on the development and regulatory approval of its product candidates. From inception through December 31, 2009, the Company has incurred cumulative net losses of $49.4 million. Net losses may continue for at least the next several years as the Company proceeds with the development of its product candidates and programs. The size of these losses will depend on the receipt of revenue from its products candidates and programs, if any, and on the level of the Company’s expenses. To achieve profitable operations, the Company must successfully identify, develop, partner and/or commercialize its product candidates and programs. Product candidates developed by the Company will require approval of the U.S. Food and Drug Administration (FDA) or a foreign regulatory authority prior to commercial sales. The regulatory approval process is expensive, time consuming and uncertain, and any denial or delay of approval could have a material adverse effect on the Company’s ability to become profitable or continue operations. Even if approved, the Company’s product candidates may not achieve market acceptance and could face competition.
The Company’s cash and cash equivalents have decreased from $5.6 million as of December 31, 2008 to $1.6 million as of December 31, 2009. The Company will need to raise additional funds in the immediate future to support its operations through December 31, 2010. The Company seeks additional sources of financing through collaborations with third parties, or public or private debt or equity financings. There can be no assurance that additional funds will be available on satisfactory terms, or at all. If adequate funds are not available, the Company may be required to significantly reduce expenses related to its operations and/or delay or reduce the scope of its development programs.

As described herein under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements filed as part of this Form 10-K, the Report of Independent Registered Public Accounting Firm contains an emphasis of matter paragraph which indicates that there is substantial doubt about the Company’s ability to continue as a going concern. As described herein under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources, the Company plans to raise additional funds early in the second quarter of 2010 in order to support its operations through December 31, 2010.
Contractual Obligations

Contractual Obligations	Total	Less than 1 year
Operating Lease Obligations	$3,000	$3,000
We lease our facilities on a month-to-month basis and certain equipment under operating leases that expire in 2010 and require payments totaling approximately $3,000. Rental expense for the years ended December 31, 2009 and 2008 was $93,944 and $120,649, respectively.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on those criteria.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Management
As of March 1, 2010, the Company employed 9 full-time individuals, including 4 engaged in research and development activities, and 5 in general and administrative functions. Most of the Company’s management and professional employees have substantial prior experience with other pharmaceutical, biotechnology or medical products and service companies. None of the Company’s employees is a member of a labor union. The Company believes that it maintains good relations with its employees.
The table and text below provide certain descriptive information about our senior management and directors following the Merger.

Name	Age	Position	First Elected	Term Expires

Joel E. Bernstein, M.D.	67	President and Chief Executive Officer; Director	2008	2010

Scott B. Phillips, M.D.	49	Senior Vice President, Scientific Affairs; Director	2008	2010

David Starr	40	Vice President, Chief Financial Officer, Secretary	—	—

Robert A. Yolles	69	Director, Audit Committee Chair, Chairman of the Board	2008	2010

Glenn L. Halpryn	49	Director	2008	2010

Curtis Lockshin, Ph.D.	49	Director	2006	2010

Neal S. Penneys, M.D., Ph.D.	68	Director, Audit Committee Member	2008	2010

Subbarao Uppaluri, Ph.D.	60	Director, Audit Committee Member	2008	2010
Executive Officers
Joel E. Bernstein, M.D., a director of the Company and its President and Chief Executive Officer since the Merger is also Winston Labs’s founder and has served as Winston Labs’s Chief Executive Officer since 1998 and prior to the Merger as a director of Winston Labs since 1998. Dr. Bernstein is also the founder and Chief Executive Officer of Elorac, Inc. and Gideon Pharmaceuticals, Inc. Before founding Winston Labs, Dr. Bernstein was the founder, Chairman, and Chief Executive Officer of GenDerm Corporation, a pharmaceutical company that was acquired by Medicis Pharmaceutical Corporation in 1997. Previously, Dr. Bernstein was head of dermatopharmacology at Northwestern University Medical School and the University of Chicago Pritzker School of Medicine. Dr. Bernstein has also held senior scientific positions at Abbott Laboratories and Schering-Plough Corporation. He has authored more than 125 scientific publications and holds over 150 patents. Dr. Bernstein received a B.A. from Carleton College and an M.D. from the University of Chicago Pritzker School of Medicine, where he received the Roche Award for ranking first in his class. He completed specialty training programs in both dermatology and clinical pharmacology at the University of Chicago. Dr. Bernstein is a past president of the University of Chicago Medical and Biological Alumni Association. In 1988, he was chosen as the Illinois high-tech entrepreneur of the year by KPMG and the State of Illinois. Dr. Bernstein was also the founder and non-executive chairman of Sirius Laboratories, Inc., (acquired in 2006 by DUSA Pharmaceuticals) and a co-founder of Ovation Pharmaceuticals (acquired by Lundbeck in 2009). Based on Dr. Bernstein’s familiarity with the Company as an incumbent member of the Company’s Board of Directors and an executive officer of the Company and his knowledge and expertise in the pharmaceutical industry, the Corporate Governance and Nominating Committee of the Board of Directors concluded that Dr. Bernstein has the requisite experience, qualifications, attributes and skill necessary to serve as a member of the Board of Directors.
Scott B. Phillips, M.D., a director of the Company and its Senior Vice President, Scientific Affairs since the Merger has also been Winston Labs’s Senior Vice President, Scientific Affairs since April 1999. Previously Director of Drug Discovery at GenDerm Corporation, Dr. Phillips has 15 years of experience in the pharmaceutical industry. In addition, he has been Chief of the Clinical Investigations Unit at Harvard Medical School and Clinical Assistant Professor of Dermatology and Medicine at the University of Chicago Pritzker School of Medicine. He received a B.A. in biology from Cornell University and an M.D. from Harvard University. Based on Dr. Phillips’s familiarity with the Company as an incumbent member of the Company’s Board of Directors and an executive officer of the Company and his knowledge and expertise in the pharmaceutical industry, the Corporate Governance and Nominating Committee of the Board of Directors concluded that Dr. Phillips has the requisite experience, qualifications, attributes and skill necessary to serve as a member of the Board of Directors.

David Starr, the Company’s Vice President and Chief Financial Officer since the Merger has also been Winston Labs’s Vice President and Chief Financial Officer since November 2007 and he has served as Winston Lab’s sole director since the Merger. From August 2005 to October 2007, Mr. Starr was a Chief Financial Officer of DayOne Health, which set up and managed bariatric surgery programs for ambulatory surgery centers. From October 2003 to August 2005, Mr. Starr was a Chief Financial Officer and Director of Operations Research of MSO Medical, a national obesity disease management company serving hospitals with a proprietary version of the gastric bypass surgery. From March 1998 to September 2003, Mr. Starr served in senior management positions at several technology companies. From September 1991 to March 1998, Mr. Starr was an audit manager with Arthur Andersen’s Enterprise Group. Mr. Starr has an MBA from Northwestern’s Kellogg Graduate School of Business and a BS in Accounting from Indiana University, Bloomington.
Outside Directors
Robert A. Yolles, J.D., the chairman of the Company’s board of directors, served as a director of Winston Labs prior to the Merger since 2002, and is a retired partner of the international law firm Jones Day. While a partner, he served as the chair of the Firm’s domestic and international finance practices and, previously, co-chair of the Firm’s corporate practice. He received a B.A. and J.D. from Northwestern University. Based on Mr. Yolles’s familiarity with the Company as an incumbent member of the Company’s Board of Directors and as a Chairperson of its Audit Committee and his knowledge and expertise in numerous aspects of managing a rapidly-growing enterprise, the Corporate Governance and Nominating Committee of the Board of Directors concluded that Mr. Yolles has the requisite experience, qualifications, attributes and skill necessary to serve as a member of the Board of Directors.
Glenn L. Halpryn, was Chairman of the Board and Chief Executive Officer of Getting Ready Corporation prior to the Merger. Mr. Halpryn has been a Director of the Company since the Merger. Mr. Halpryn was a Director of Ivax Diagnostics, Inc., an AMEX listed corporation specializing in the manufacturing and distribution of diagnostic products from October 2002 until September 2008. Mr. Halpryn currently serves on the board of directors of Sorrento Therapeutics (OTCBB: SRNE), a biopharmaceutical company focused on applying a proprietary technology platform for the discovery and development of human therapeutic antibodies for the treatment of a variety of disease conditions, Castle Brands, Inc., (AMEX: ROX), a developer and international marketer of premium branded spirits, and SearchMedia Holdings Limited, the second largest outdoor billboard and in-elevator advertiser in China Mr. Halpryn received a B.S. in Business Administration from the University of Florida. Based on Mr. Halpryn’s familiarity with the Company as an incumbent member of the Company’s Board of Directors and as a Chairperson of its Compensation Committee, the Corporate Governance and Nominating Committee of the Board of Directors concluded that Mr. Halpryn has the requisite experience, qualifications, attributes and skill necessary to serve as a member of the Board of Directors.
Curtis Lockshin, Ph.D. was a director of Getting Ready Corporation prior to the Merger. Dr. Lockshin has been a Director of the Company since the Merger. Since 2003, Dr. Lockshin has been an independent pharmaceutical and life sciences consultant, focused on small companies that seek to leverage their technology assets inside healthcare, biotechnology and security sectors. At Sepracor Inc. from 1998 to 2002, as a Scientist, Associate Director, and Director of Discovery Biology & Informatics, Dr. Lockshin was instrumental in establishing the New Leads program, which delivered novel chemical entities into the preclinical pipeline. In 2002-2003, while Director of Discovery Biology at Beyond Genomics, Inc., Dr. Lockshin co-developed strategies for utilizing proprietary technology platforms in clinical trial optimization and prediction of off-target drug activities. Since 2004, Dr. Lockshin has served on the Board of Directors of the Ruth K. Broad Biomedical Research Foundation, a Duke University support corporation, which supports basic research related to Alzheimer’s disease and neurodegeneration via intramural, extramural, and international grants. From July, 2006 to December, 2006, Dr. Lockshin was a director of Orthodontix, a publicly traded shell company that effected a reverse merger with a biotechnology company, Protalix (AMEX: PLX). From September, 2007 to September, 2008, Dr. Lockshin was a director of clickNsettle.com, a publicly traded shell company that effected a reverse merger with an orthopedic medical device company, Cardo Medical, Inc. (OTCBB: CDOM). From July 2008 to September, 2009, Dr. Lockshin was a director of QuikByte Software, Inc., a publicly traded shell company that effected a reverse merger with a biopharmaceutical company, Sorrento Therapeutics (OTCBB: SRNE), where he continues to serve as a director. Dr. Lockshin is a co-inventor on several U.S. patents covering pharmaceuticals, biomaterials, and optics for remote biochemical sensing. He holds a Bachelor’s degree in Life Sciences and a Ph.D. in Biological Chemistry, both from the Massachusetts Institute of Technology. Based on Dr. Lockshin’s familiarity with the Company as an incumbent member of the Company’s Board of Directors and his knowledge of the pharmaceutical industry, the Corporate Governance and Nominating Committee of the Board of Directors concluded that Dr. Lockshin has the requisite experience, qualifications, attributes and skill necessary to serve as a member of the Board of Directors.
Neal S. Penneys, M.D., Ph.D., is currently a dermatopathologist with AmeriPath, American Laboratories, Fort Lauderdale, Florida. Prior to joining AmeriPath, from 1999-2001 Dr. Penneys served as Associate Dean, Chief Operating Officer, Saint Louis University Health Sciences Center, and from 1995-1999 as Chairperson, Department of Dermatology, Saint Louis University School of Medicine. Dr. Penneys has served on many Boards, including those of the audit committee of the American Academy of Dermatology, the American Society of Dermatopathology, GenDerm Corporation, DUSA Pharmaceuticals, Inc. (NASDAQ: DUSA) and Sirius Laboratories, Inc. He was a senior consultant to the FDA from 1989-2006, and from 1985-2004 served on several FDA Advisory Panels including those for Dermatologic Drugs and for Orphan Drugs. Dr. Penneys received a B.A. from Franklin and Marshall College, an M.D. from the University of Pennsylvania, a Ph.D. from the University of Miami, and an M.B.A. from St. Louis University. Based on Dr. Penneys’s familiarity with the Company as an incumbent member of the Company’s Board of Directors and his knowledge of the pharmaceutical industry, the Corporate Governance and Nominating Committee of the Board of Directors concluded that Dr. Penneys has the requisite experience, qualifications, attributes and skill necessary to serve as a member of the Board of Directors.
Subbarao Uppaluri, Ph.D., Dr. Uppaluri has served as Senior Vice President and Chief Financial Officer of OPKO Health Inc. since May 2007. Dr. Uppaluri served as the Vice President, Strategic Planning and Treasurer of IVAX from 1997 until December 2006. Before joining IVAX, from 1987 to August 1996, Dr. Uppaluri was Senior Vice President, Senior Financial Officer and Chief Investment Officer with Intercontinental Bank, a publicly traded commercial bank in Florida. In addition, he served in various positions, including Senior Vice President, Chief Investment Officer and Controller, at Peninsula Federal Savings & Loan Association, a publicly traded Florida S&L, from October 1983 to 1987. His prior employment, during 1974 to 1983, included engineering, marketing and research positions with multinational companies and research institutes in

India and the United States. Dr. Uppaluri currently serves on the board of directors of Non-Invasive Monitoring Systems, Inc., (OTCBB:NIMU), a medical device company, Kidville, Inc. (OTCBB:KVIL), which operates large, upscale facilities, catering to newborns through five-year-old children and their families and offers a wide range of developmental classes for newborns- 5 years old and Cardo Medical, Inc., an early-stage orthopedic medical device company specializing in designing, developing and marketing reconstructive joint devices and spinal surgical devices (OTCBB:CDOM). From June 1, 2007 to October 30, 2009, Dr. Uppaluri was a director of Ideation Acquisition Corporation, a publicly traded SPAC (Special Purpose Acquisition Corporation), seeking to effect a merger in the digital media sector. Based on Dr. Uppaluri’s familiarity with the Company as an incumbent member of the Company’s Board of Directors and his knowledge and expertise in the pharmaceutical industry, the Corporate Governance and Nominating Committee of the Board of Directors concluded that Dr. Uppaluri has the requisite experience, qualifications, attributes and skill necessary to serve as a member of the Board of Directors.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of copies of such forms submitted to the Company, we believe that all persons subject to the requirements of Section 16(a) filed such reports on a timely basis in 2009, except as follows: (1) a Form 4 reporting an exercise of common stock options by Dr. Joel Bernstein was filed after the due date; (2) Forms 4, each reporting a grant of common stock options to Joel E. Bernstein, M.D., Scott B. Phillips, M.D. and David Starr, respectively, were filed after the due date; and (3) Forms 4, each reporting a grant of common stock options to Dr. Curtis Lockshin, Ph.D., Robert A. Yolles, Glenn L. Halpryn, Subbarao Uppaluri, Ph.D. and Neal S. Penneys, M.D., Ph.D., respectively, were filed after the due date.
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
Item 11. Executive Compensation
Summary Compensation Table
The following table sets forth information concerning the compensation paid by Winston Labs and/or the Company, as applicable, during the fiscal years ended December 31, 2009 and 2008 to the Company’s Chief Executive Officer, the Company’s former Chief Executive Officer and the next two most highly compensated executive officers whose salary and bonus for the year exceeded $100,000 and who served as an executive officer of each of the respective companies as of, or during the fiscal year ended, December 31, 2009 (each, a “Named Executive Officer”).

				Option	All Other	Total
Name and Principal		Salary	Bonus	Awards	Compensation	Compensation
Position	Year	($)	($)	($)(1)	($)(2)	($)
Joel E. Bernstein, M.D.	2009	265,307	—	218,000	23,593	506,900
President and Chief	2008	242,000	25,000	—	23,570	290,570
Executive Officer of the Company and; Director of the Company

Scott B. Phillips, M.D.	2009	250,000	—	109,000	22,588	381,588
Senior Vice President,	2008	221,000	14,500	—	20,840	256,340
Scientific Affairs of the Company and; Director of the Company

David Starr, Vice	2009	200,000	—	163,500	11,530	375,030
President, Chief	2008	200,000	14,500	—	3,883	218,383
Financial Officer, Secretary of the Company and; Director of Winston

(1)
Represents aggregate grant date fair value pursuant to ASC Topic 718 for the respective year for restricted stock options granted as long term incentive pursuant to the Company’s Omnibus Incentive Plan. No options were granted to the above officers for fiscal year 2008.

(2)
Dr. Bernstein, Dr. Phillips and Mr. Starr received additional compensation in 2009 and 2008, comprised of the following components: 401(k) matching contributions in 2009 of $10,612, $10,000, and $0, respectively and in 2008 of $9,665, $9,405, and $0; insurance premium payments in 2009 in amounts of $12,981, $12,588, and $11,530, respectively, and in 2008 in amounts of $13,905, $11,435, and $3,883, respectively.

Outstanding Equity Awards at Fiscal Year-End
The following table provides information regarding exercisable and unexercisable option and stock awards held by the Named Executive Officers as of December 31, 2009.

	Number of
	Securities
	Underlying
	Unexercised
	Options	Option	Option
	(#)	Exercise	Expiration
Name	Exercisable	Price ($)	Date
Joel E. Bernstein, M.D.	661,913	0.37	4/6/2010
	100,000	1.53	4/7/2019

Scott B. Phillips, M.D.	205,193	0.33	12/10/2012
	231,670	0.33	1/12/2014
	661,913	0.34	4/6/2015
	50,000	1.53	4/7/2019

David Starr	75,000	1.53	4/7/2019
Narrative Disclosure to Summary Compensation Table; Additional Narrative Disclosure
Employment and Consulting Agreements; Termination, Severance and Change-in-Control Matters
The Company and Winston Labs have entered into certain employment and severance agreements with certain of our Named Executive Officers. Such agreements are summarized below. Such summaries are intended solely as a synopsis of the material terms of such agreements and are qualified in their entirety by the terms and provisions of such agreements.
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
Under the agreement, Dr. Bernstein is allowed to pursue other employment during the period he is employed by us, provided he devotes at least 60% of his working time to us. He has also assigned to Winston Labs all patents relating to pharmaceutical products that he invents following the date of the agreement, except those related to dermatological and ophthalmic products.
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
As used in Dr. Bernstein’s employment agreement, the following terms have the following definitions:
“Cause” means the following: (i) the conviction of Dr. Bernstein of, or the entry of a plea of guilty or nolo contendere by Dr. Bernstein to, any misdemeanor involving moral turpitude or any felony; (ii) fraud, misappropriation or embezzlement by Dr. Bernstein with respect to the Company or any subsidiary or affiliate thereof, including without limitation Winston Labs; (iii) Dr. Bernstein’s willful failure, gross negligence or gross misconduct in the performance of his assigned duties for the Company or any subsidiary or affiliate thereof, including without limitation Winston Labs; (iv) Dr. Bernstein’s material breach of a fiduciary duty to the Company or any subsidiary or affiliate thereof, including without limitation Winston Labs; (v) any wrongful act or omission of Dr. Bernstein not at the express direction of the Board of Directors of the Company or any subsidiary or affiliate thereof, including without limitation Winston Labs, that reflects materially and adversely on the integrity and reputation for honesty and fair dealing of the Company or any subsidiary or affiliate thereof, including without limitation Winston Labs, or has a material detrimental effect on the Company’s financial condition, position or business, or the financial condition, position or business of any subsidiary or affiliate thereof, including without limitation Winston Labs; or (vi) the breach by Dr. Bernstein of any material term of his employment agreement (provided that in the case of clauses (iii),(iv),(v) and (vi) (but excluding breaches of Section 6 or 7 (i.e., confidentiality, non-solicitation and non-competition provisions), the Company shall have provided Dr. Bernstein with written notice of the acts, breaches or other events that would otherwise constitute “Cause” thereunder and Dr. Bernstein shall have failed to cure or remedy such acts, breaches or other events within ten (10) days following receipt of such notice, and provided further that the failure of the Company or any subsidiary to achieve any financial objective shall not serve as the basis for Cause hereunder).
“Disability” means the incapacity of Dr. Bernstein due to physical or mental illness where Dr. Bernstein has been unable to perform his duties during the preceding 90 days, or where said incapacity has been determined to exist or have existed such that he is or was unable to perform his previously assigned duties, and that such incapacity continued, has continued and/or will continue for such period of time for at least 90 days during any consecutive 365 day period by either (i) the liability insurance carrier for the Company or its subsidiaries or (ii) the concurring opinions of two board certified, licensed physicians (as selected one by the Company and one by Dr. Bernstein); provided that Dr. Bernstein shall, within 15 days after the written request of the Company or any subsidiary or affiliate thereof, including without limitation Winston Labs, submit to a physical and/or mental examination for purposes of determining Disability.
Scott B. Phillips, M.D. — Severance Agreements
Winston Labs has entered into two separate agreements dated as of October 8, 2003 (the “Phillips Change in Control Agreement”) and January 26, 2006 (the “Phillips Severance Letter”, and collectively with the Change in Control Agreement, the “Phillips Severance Agreements”) with Scott B. Phillips, its Senior Vice President and Chief Scientific Officer, which together outline the terms upon which Dr. Phillips’ employment with Winston Labs may be terminated and the conditions upon which certain severance payments will be made to Dr. Phillips in the event of such termination, including termination of his employment in connection with a change in control of Winston Labs.
Pursuant to the terms of the Phillips Severance Letter, Winston Labs may terminate Dr. Phillips’ employment at any time upon thirty (30) days written notice. Dr. Phillips may terminate his employment with Winston Labs at any time upon fourteen (14) days written notice. If Dr. Phillips’ employment is terminated by Winston Labs, then Dr. Phillips is entitled to receive by reason of such termination his base salary and life insurance benefits in effect at the time of such termination for an additional six (6) months from the termination date. Any COBRA benefits shall begin at the conclusion of such six (6) month period. All other benefits that are not fully vested on the termination date shall cease and be extinguished on such date. If Dr. Phillips terminates his employment for any reason, all salary and benefits that are not fully-vested, including any and all unvested bonuses, shall cease and be extinguished on the termination date.
Pursuant to the terms of the Phillips Change in Control Agreement, in the event Dr. Phillips’ employment with Winston Labs is terminated by Winston Labs following a change in control of Winston Labs, Dr. Phillips shall be entitled to receive the following severance compensation (“Change in Control Severance”): (i) a lump-sum severance payment equal to two times his annual salary at the highest rate in effect at any time prior to such termination, plus incentive pay in an amount not less than the highest incentive, bonus or other cash payment made to Dr. Phillips in addition to his salary in any of the three years immediately preceding the year in which the change in control occurred and (ii) for a period of twenty-four (24) months following the termination date, welfare benefits (but excluding stock option, stock purchase, stock appreciation and similar compensatory benefits) substantially similar to those which Dr. Phillips was entitled to receive immediately prior to the termination date, reduced to the extent comparable welfare benefits are actually received by Dr. Phillips from another employer during such period.

Dr. Phillips shall also be entitled to receive Change in Control Severance following a change in control of Winston Labs, if he terminates his employment following: (i) failure by Winston Labs to elect or re-elect Dr. Phillips to the position (or a substantially equivalent position) he held immediately prior to the change in control, or the removal of Dr. Phillips as a director of Winston Labs if he was a director immediately prior to the change in control; (ii) a significant adverse change in the nature or scope of Dr. Phillips’ duties, or a reduction in his base pay, incentive pay or benefits; (iii) a good faith determination by Dr. Phillips that a change in circumstances (e.g. a change in the scope of business or Dr. Phillips’ responsibilities) has occurred following a change in control; (iv) the liquidation, dissolution, merger, consolidation, or reorganization or sale of substantially all of Winston Labs’s assets, unless the successor assumes all duties and obligations under the Phillips Change in Control Severance Agreement; (v) the relocation of Winston Labs’s principal executive offices or of Dr. Phillips’ principal location of work in excess of 25 miles from the location thereof immediately prior to the change in control, or the requirement that Dr. Phillips travel away from his office in the course of discharging his duties to Winston Labs at least 20% more often than was required immediately prior to the change in control; and (vi) the material breach of the Phillips Change in Control Agreement by Winston Labs or its successor. Dr. Phillips will not be entitled to receive Change in Control Severance if his employment is terminated for Cause or due to Dr. Phillips’ death or permanent disability.
As used in the Phillips Change in Control Agreement, “Cause” means:
(i)	an intentional act of fraud, embezzlement or theft in connection with Dr. Phillips’ duties or in the course of his employment with Winston Labs or a subsidiary thereof;

(ii)	intentional wrongful damage to the property of Winston Labs or a subsidiary thereof;

(iii)	intentional wrongful disclosure of secret processes or confidential information of Winston Labs or a subsidiary thereof; or

(iv)
intentional wrongful engagement by Dr. Phillips in the management of any business enterprise that engages in substantial and direct competition with Winston Labs and such enterprise’s sales of any product or service competitive with any of Winston Labs’s products or services amounted to 10% of the net sales of such enterprise and of Winston Labs for their respective most recently-completed fiscal years.

Compensation of Directors
The following table provides information regarding compensation of directors for the year ended December 31, 2009.

	Fees
	earned or
	Paid in	Option
	Cash	Awards	Total
Name	($)	($)(1)	($)
Robert A. Yolles	5,000	43,830	48,830
Glenn L. Halpryn	5,000	43,830	48,830
Curtis Lockshin Ph.D.	5,000	40,178	45,178
Neal S. Penneys, M.D., Ph.D.	5,000	40,178	45,178
Subbarao Uppaluri, Ph.D.	5,000	40,178	45,178

(1)
Represents aggregate grant date fair value pursuant to ASC Topic 718 for the respective year for restricted stock options granted as long term incentive pursuant to the Company’s Omnibus Incentive Plan.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
2009 Equity Compensation Plan Information

Number of
securities
remaining
available for
future issuance
	Number of	Weighted	under
	securities to	average	equity
	be issued	exercise price	compensation
	upon exercise	of	plans
	of outstanding	outstanding	(excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
	rights	rights	column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,041,985	$0.50	6,666,070
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
On September 25, 2009 pursuant to the terms of the Plan, the Compensation committee of the Board of Directors granted 142,500 non-qualified stock options to purchase shares to non-employee directors of the Company. All of the options expire on September 25, 2019, vest in five equal installments commencing September 25, 2010 and have an exercise price of $1.36 as determined by the Compensation Committee of the Board of Directors in accordance with the terms of the Plan.

Voting Securities and Principal Stockholders
Prior to the 8-1 reverse stock split described below, our voting securities consisted of our common stock, par value $0.001 per share, of which 440,851,441 shares were outstanding, our Series A Convertible Preferred Stock, of which 101,849 shares were outstanding, and our Series B Convertible Preferred Stock, of which 73,332 shares were outstanding. Each share of preferred stock was convertible into 1,000 shares of common stock. The holders of our voting securities are entitled to one vote for each outstanding share of common stock, including outstanding shares of preferred stock on an as-converted basis, on all matters submitted to our stockholders.
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
On September 24, 2009, each outstanding share of Company Series A Convertible Preferred Stock (12,730) and Series B Convertible Preferred Stock (9,157) automatically converted into 1,000 fully-paid, non-assessable shares of the Company’s common stock, par value $.001 per share. In addition, in connection with such conversion, each outstanding warrant to purchase shares of Series A Convertible Preferred Stock automatically converted into the right to acquire 1,000 shares of Common Stock upon the exercise of such warrant, at an exercise price of $0.39 per share of Common Stock.
As of March 1, 2010, our voting securities consist of our common stock, par value $0.001 per share, of which 77,408,893 shares are outstanding. The following tables contain information regarding record ownership of our common stock as or March 1, 2010 held by:
•	persons who own beneficially more than 5% of our outstanding voting securities,

•	our directors,

•	named executive officers, and

•	all of our directors and officers as a group.

Management and Directors:	Shares Beneficially Owned (14)	Percentage Ownership

Joel E. Bernstein, M.D. (1)	26,498,432	29.63%
Scott B. Phillips, M.D. (2)	1,810,433	2.02%
David Starr (3)	75,000	*
Curtis Lockshin, Ph.D. (4)	28,750	*
Robert A. Yolles (5)	398,665	*
Glenn L. Halpryn (6)	384,781	*
Neal Penneys, M.D., Ph.D. (7)	439,362	*
Subbarao Uppaluri, Ph.D. (8)	326,538	*

All officers and directors As a group (8 people)	29,961,961	33.51%

5% Stockholders	Shares Beneficially Owned	Percentage Ownership
Frost Gamma Investments (9), (10)	26,574,659	29.72%
Jeffrey Bernstein (11)	5,170,824	5.78%
David Bernstein (12)	4,982,129	5.57%
Rebecca Zelken (13)	4,983,829	5.57%

*	Less than 1%.

(1)
Includes 761,913 shares of common stock underlying options. Also includes 12,709,386 shares of common stock that are beneficially owned by Dr. Bernstein’s wife, with respect to which Dr. Bernstein disclaims any beneficial ownership.

(2)	Includes 1,148,776 shares of common stock underlying options.

(3)	Represents 75,000 shares of common stock underlying options.

(4)	Includes 27,500 shares of common stock underlying options.

(5)
Includes 311,315 shares of common stock underlying options. Also includes 4,350 shares of common stock that are beneficially owned by Mr. Yolles’s wife, with respect to which Mr. Yolles disclaims any beneficial ownership.

(6)	Includes 30,000 shares of common stock underlying options.

(7)	Includes 27,500 shares of common stock underlying options.

(8)	Includes 27,500 shares of common stock underlying options and 89,589 shares of common stock underlying warrants.

(9)	Includes 8,779,797 shares of common stock underlying warrants.

(10)
As the sole trustee of the Frost Gamma Investment Trust, Dr. Phillip Frost may be deemed the beneficial owner of all shares owned by the trust by virtue that his power to vote or direct the vote of such shares or to dispose or direct the disposition of such shares owned by the trust.

(11)
Includes 250 and 1,500 shares of common stock that are beneficially owned by Mr. Bernstein’s wife and his children, respectively, with respect to which, Mr. Bernstein disclaims any beneficial ownership. Jeffrey Bernstein is the son of Dr. Joel E. Bernstein.

(12)
Includes 250 and 500 shares of common stock that are beneficially owned by Mr. Bernstein’s wife and his child, respectively, with respect to which, Mr. Bernstein disclaims any beneficial ownership. David Bernstein is the son of Dr. Joel E. Bernstein.

(13)
Includes 950 and 1,500 shares of common stock that are beneficially owned by Mrs. Zelken’s husband and her children, respectively, with respect to which, Mrs. Zelken disclaims any beneficial ownership. Rebecca Zelken is the daughter of Dr. Joel E. Bernstein.

(14)
On February 12, 2010, Pharmaceutical Financial Syndicate, LLC (“PFS”), whose members include Dr. Joel E. Bernstein, the President and Chief Executive Officer and Robert A. Yolles and Neal S. Penneys, directors of the Company, executed a letter of intent (“LOI”) with Frost Gamma Investments Trust, Subbarao Uppaluri, a director of the company, and certain other shareholders of the Company (collectively, the “Frost Group”), to acquire 100% of the Company’s capital stock (the “Acquisition”) beneficially owned by all of the members of the Frost Group consisting of an aggregate of 18,399,271 outstanding shares of common stock and warrants to purchase an aggregate of 8,958,975 shares of common stock (collectively, the “Acquired Securities”). As of the date of this filing, the Acquisition has not taken place and its effect on the shares beneficially owned is not reflected in the table above.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Person Transactions
PFS Acquisition
On February 12, 2010, Pharmaceutical Financial Syndicate, LLC (“PFS”), whose members include Dr. Joel E. Bernstein, the President and Chief Executive Officer and Robert A. Yolles and Neal S. Penneys, directors of the Company, executed a letter of intent (“LOI”) with Frost Gamma Investments Trust, Subbarao Uppaluri, a director of the company, and certain other shareholders of the Company (collectively, the “Frost Group”), to acquire 100% of the Company’s capital stock (the “Acquisition”) beneficially owned by all of the members of the Frost Group consisting of an aggregate of 18,399,271 outstanding shares of common stock and warrants to purchase an aggregate of 8,958,975 shares of common stock (collectively, the “Acquired Securities”).
As provided in the LOI, consummation of the Acquisition is subject to a number of conditions, including the parties entering into a definitive acquisition agreement. The LOI also provides that simultaneous with the completion of the Acquisition, three of the Company’s directors, namely Subbarao Uppaluri, Glenn Halpryn and Curtis Lockshin, shall resign as directors of the Company, and each of Messrs. Uppaluri, Halpryn and Lockshin have advised the Company that they have consented to resign upon completion of the Acquisition. Upon completion of the Acquisition, as the manager of PFS, Dr. Bernstein would be deemed to be the beneficial owner of all of the Acquired Securities, however Dr. Bernstein intends to disclaim beneficial ownership of those Acquired Securities in which he does not have a pecuniary interest through PFS.
Opko License
On September 19, 2007, Winston Labs entered into an exclusive technology license agreement with Opko Ophthalmologics, LLC (“OPKO”). Under the terms of the license agreement, Winston Labs granted OPKO an exclusive license to the proprietary rights of certain products (pharmaceutical compositions or preparations containing the active ingredient civamide in formulations suitable for use in the therapeutic or preventative treatment of ophthalmic conditions in humans). In exchange, OPKO paid Winston Labs a license fee of $100,000 and is required to pay a 10% royalty on sales of the product. In addition, the agreement requires OPKO to pay Winston Labs a non-refundable payment of $5,000,000 upon approval of a marketing authorization by OPKO on the product described in the agreement. In addition, under the terms of the agreement, OPKO and Winston Labs agreed to equally share the cost related to manufacturing and clinical supplies of Civamide Nasal solution. During 2009 and 2008, OPKO reimbursed Winston Labs approximately $111,539 and $80,000, respectively for such costs. In addition, the agreement calls for OPKO to reimburse Winston for certain legal expenses Winston Labs has incurred related to keratoconjunctivitis. In 2009 and 2008, approximately $38,800 and $38,000, respectively, of legal fees were billed to OPKO, of which approximately $7,000 and $38,000 is included in related party receivable on the Consolidated Balance Sheets as of December 31, 2009 and 2008. Subsequent to December 31, 2009 and 2008, respectively, OPKO paid $7,000 and $38,000 of the balance due. Phillip Frost, M.D. is the Chairman and Chief Executive Officer of OPKO’s parent company, Opko Health, Inc. (“Opko Health”), and as of December 31, 2009 was the beneficial owner of more than 50% of Opko Health’s common stock. As of December 31, 2009, Dr. Frost is also the indirect beneficial owner of 26,574,659 shares of the Company’s capital stock on a fully diluted basis (29.7% of the total issued and outstanding shares), including 8,779,797 shares of common stock underlying warrants. Furthermore, Subbarao Uppaluri, Ph.D., a director of the Company and the Senior Vice President — Chief Financial Officer of Opko Health, is the beneficial owner of 326,538 shares of the Company’s capital stock on a fully-diluted basis, including 27,500 shares of common stock underlying options and 89,589 shares of common stock underlying warrants.

On February 24, 2010, the Company received communications from Opko that it was terminating the license agreement effective May 24, 2010. As a result, all of Opko’s rights to certain products, as defined in the agreement, will revert back to the Company.
Elorac License
On August 14, 2007, Winston Labs entered into an exclusive technology license agreement with Exopharma, Inc., now known as Elorac, Inc. (“Elorac”). Robert Yolles, a director of the Company is also a director of Elorac. In addition, Elorac is an entity that is controlled by Dr. Bernstein, CEO of Winston Labs and the Company. Under the terms of the license agreement, Winston Labs granted Elorac an exclusive license to the proprietary rights of certain products (≤ 0.025% civamide with the stated indication of psoriasis of the skin). In exchange, Elorac paid Winston Labs a license fee of $100,000 and is required to pay a 9% royalty on sales of the product. In addition, the agreement requires Elorac to pay Winston Labs a non-refundable payment of $250,000 upon approval of a Marketing Authorization by Elorac on the product(s) described in the agreement. On October 27, 2008 Winston Labs and Elorac mutually terminated the above license agreement. As a result of this mutual termination, Winston Labs paid Elorac $105,000 in November 2007, in exchange for Winston Labs retaining all the proprietary rights under the original agreement. Since inception, Elorac has been located in the same offices as Winston Labs and therefore has shared in certain of Winston Labs expenses such as rent, utilities, internet usage, etc. The amount of Elorac’s share of such expenses is based on various allocation factors related to a particular expense. Winston Labs has received approximately $162,977 and $128,323 in 2009 and in 2008, respectively for such services, which are included as a reduction of Winston Labs expenses on the Consolidated Statement of Operations. Amounts due from Elorac of $2,601 and $0 as of December 31, 2009 and 2008, respectively, are included in related party receivables in the Company’s Consolidated Balance Sheets.
Gideon Pharmaceuticals, Inc.
Gideon Pharmaceuticals, Inc. (“Gideon”) is a corporation whose chairman and sole director is Joel E. Bernstein, M.D., president and CEO of the Company. Gideon reimburses the Company for certain expenses that the Company incurs on behalf of Gideon. Amounts due from Gideon of $12,675 and $0 as of December 31, 2009 and 2008, respectively, are included in related party receivable on the Consolidated Balance Sheets.
Sirius (DUSA) License
On January 30, 2006, Winston Labs licensed to Sirius Laboratories, Inc., a company founded by Dr. Bernstein, the rights to market products containing anthralin owned by Winston Labs, including a marketed 1% anthralin cream trade name Psoriatec® . The license had a two-year term which expired on January 31, 2008 and provided for the following key terms: (i) a 25% royalty on net sales; (ii) a $300,000 minimum royalty; and (iii) a $750,000 purchase option.
This agreement was assigned by Sirius to DUSA Pharmaceuticals, Inc. following DUSA’s purchase of Sirius. This license had been extended until September 30, 2008 by mutual written consent of the parties and the extension provides for continuing of the 25% royalty on net sales but eliminates the minimum royalty and purchase option. This agreement expired on September 30, 2008. Under the technology license agreement, Winston Labs recorded royalty revenue of $0 and $34,861 for the years ended December 31, 2009 and 2008, respectively. In July 2008, the Company learned that DUSA had breached a license agreement with Winston Labs. Winston Labs initiated arbitration in October 2008 to recover the damages caused by this breach. In June 2009, DUSA settled this matter by agreeing to pay $75,000 in damages. This settlement is included in other income in the Consolidated Statements of Operations.
Packer’s-Pine Corporation
In 2006 and 2007, Winston Labs assisted Packer’s-Pine Corporation (“Packer’s”) with distribution of certain personal care products and administration. Packer’s is a corporation whose chairman is Dr. Bernstein, president and CEO of the Company and two directors of the Company served on the board of directors of Packer’s. Under this arrangement, Packer’s reimbursed Winston Labs for direct costs. In 2008, Packer’s merged into Elorac.

Consulting Agreement with Jeffrey Bernstein
On September 30, 2007, Dr. Jeffrey Bernstein resigned as Senior Vice President and Chief Operating Officer of Winston Labs, and entered into a consulting agreement with that company, effective as of October 1, 2007. Dr. Bernstein’s responsibilities as set forth in his consulting agreement include assisting with the Merger, interfacing with various of Winston Labs’s service providers, aiding in the completion of audits of Winston Labs financial statements for fiscal years 2006 and 2007, and working with Winston Labs’s new Chief Financial Officer, David Starr. Pursuant to the terms of his consulting agreement, Winston Labs agreed to compensate Dr. Bernstein at a rate of $150 per hour. Further, Winston Labs agreed to reimburse Dr. Bernstein for all reasonable out-of-pocket expenses incurred in the course of his services to Winston Labs, including, but not limited to, reasonable expenses related to travel, telephone, postage, and office supplies. The consulting agreement is terminable by either Dr. Jeffrey Bernstein or by Winston upon thirty (30) days notice to the other party. Dr. Jeffrey Bernstein is the son of Dr. Joel E. Bernstein, the President and Chief Executive Officer of the Company. Winston incurred $12,213 and $21,488 of expenses under the consulting agreement for years ended December 31, 2009 and 2008, respectively, of which approximately $7,900 was outstanding as of December 31, 2009 and is included in accrued expenses and other current liabilities on the Consolidated Balance Sheets.
Independence of Directors
The Board of Directors has determined that the following individuals are independent as defined by the listing standards of the NYSE Amex Market and the NASDAQ Stock Market: Messrs. Yolles, and Halpryn and Drs. Lockshin, Penneys and Uppaluri. In reaching this conclusion, the Board of Directors considered family and employment relationships that such directors have with the members of the Board of Directors.
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
Audit Fees
The aggregate fees incurred by the Company and its consolidated subsidiaries for fiscal years ended December 31, 2009 and 2008 for professional services rendered by McGladrey & Pullen LLP in connection with (i) the audit of the Company’s annual financial statements, (ii) the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009, June 30, 2009, September 30, 2009 and September 30, 2008 and (iii) a consent issued in connection with the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2008, were $138,062 and $148,125, respectively.
Audit-Related Fees
The Company did not incur fees for fiscal years ended December 31, 2009 and 2008 for assurance and related services rendered by McGladrey & Pullen LLP in connection with (i) the performance of the audit or review of the Company’s financial statements, including 401(k) plan audits, (ii) due diligence assistance and (iii) assistance with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Tax Fees
The aggregate fees incurred by the Company for fiscal years ended December 31, 2009 and 2008 for professional services rendered by RSM McGladrey, Inc. for tax compliance, tax advice and tax planning were $20,000 and $54,750, respectively. These services consisted of preparing the Company’s tax returns.
All Other Fees
The Company did not incur any other fees for fiscal years ended December 31, 2009 and 2008 for services rendered by RSM McGladrey, Inc. or McGladrey & Pullen LLP.
PART IV
Item 15. Exhibits, Financial Statement Schedules
The following are filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements: For a list of financial statements which are filed as part of this Form 10-K, See Item 8. Financial Statements and Supplementary Data on Page 28.

(2)	Exhibits

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

3.7	Certificate of Amendment to Certificate of Incorporation (form of amendment filed in the Company’s DEF 14C dated October 22, 2008 and incorporated herein by reference).

3.8	Certificate of Amendment to Certificate of Incorporation (form of amendment filed in the Company’s DEF 14C dated November 25, 2008 and incorporated herein by reference).

3.9		By-laws (filed as Exhibit 3.7 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2008 and incorporated herein by reference).

4.1		Form of Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2008 and incorporated herein by reference).

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

10.11		Winston Pharmaceuticals Inc. Omnibus Inventive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 17, 2009 and incorporated herein by reference).

10.12		Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 17, 2009 and incorporated herein by reference).

10.13		Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference).

10.14
Letter of Intent Between Pharmaceutical Financial Syndicate, LLC, Frost Gamma Investments Trust, Subbarao Uppaluri, Steven D. Rubin and Jane Hsiao, Ph.D. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 12, 2010 and incorporated herein by reference).

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

Dated: March 5, 2010	Winston Pharmaceuticals, Inc.
(Registrant)

	By:	/s/ Joel E. Bernstein Joel E. Bernstein, M.D.
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 5, 2010	/s/ Joel E. Bernstein Joel E. Bernstein
President, Chief Executive Officer
(Principal Executive Officer)

Dated: March 5, 2010	/s/ David Starr David Starr
Vice President, Chief Financial Officer
(Principal Accounting Officer and
Principal Financial Officer)

Dated: March 5, 2010	/s/ Robert A. Yolles Robert A. Yolles
Director, Chairman of the Board

Dated: March 5, 2010	/s/ Glenn L. Halpryn Glenn L. Halpryn
Director

Dated: March 5, 2010	/s/ Curtis Lockshin Curtis Lockshin
Director

Dated: March 5, 2010	/s/ Neal S. Penneys Neal S. Penneys
Director

Dated: March 5, 2010	/s/ Scott B. Phillips Scott B. Phillips, M.D.
Senior Vice President,
Clinical Affairs and Director

Dated: March 5, 2010	/s/ Subbarao Uppaluri Subbarao Uppaluri
Director

Index to Financial Statements
Winston Pharmaceuticals, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Winston Pharmaceuticals, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Winston Pharmaceuticals, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winston Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
We were not engaged to examine management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, included in the accompanying Controls and Procedures and, accordingly, we do not express an opinion thereon.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant recurring losses from operations and cash reserves have fallen below recent cash flows from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McGladrey & Pullen, LLP Chicago, Illinois
March 5, 2010

Winston Pharmaceuticals, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	December 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,562,848	$5,626,913
Accounts receivable	15,653	17,498
Related party receivable	22,395	38,142
Prepaid and other current assets	43,944	68,465

Total current assets	1,644,840	5,751,018

EQUIPMENT, net of accumulated depreciation of $141,433 at December 31, 2009 and $161,907 at December 31, 2008	13,760	18,823
INTANGIBLE ASSETS, NET	17,455	21,540

TOTAL ASSETS	$1,676,055	$5,791,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$724,140	$1,058,980
Accrued expenses and other current liabilities	146,638	233,611
Unearned revenue — current portion	316,706	1,266,825

Total current liabilities	1,187,484	2,559,416

Unearned revenue — long-term portion	—	316,706

Total liabilities	1,187,484	2,876,122

Commitments and Contingencies

Stockholders’ equity
Preferred Stock, $.001 par value, 250,000,000 shares authorized
Series A, Convertible 0 and 12,730 shares issued and outstanding at December 31, 2009 and at December 31, 2008, respectively	—	13
Series B, Convertible 0 and 9,157 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	—	9
Common stock, $.001 par value, 900,000,000 shares authorized 77,408,893 and 55,106,364 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	77,409	55,106
Additional paid-in capital	49,794,260	49,587,913
Accumulated deficit	(49,383,098)	(46,727,782)

Total stockholders’ equity	488,571	2,915,259

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,676,055	$5,791,381

See accompanying notes

Winston Pharmaceuticals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2009 and 2008

	2009	2008
REVENUE
License revenue	$1,266,825	$316,706
Royalty revenue	127,762	135,836

	1,394,587	452,542
EXPENSES
Research and development	2,062,933	3,496,150
General and administrative	2,063,879	2,182,012
Depreciation and amortization	9,007	8,651

Total operating expenses	4,135,819	5,686,813

Loss from operations	(2,741,232)	(5,234,271)

Interest income	10,487	90,614
Other income	75,429	1,911

	85,916	92,525

Loss before income taxes	(2,655,316)	(5,141,746)
Income Taxes
Current	—	—
Deferred	—	—

	—	—

NET LOSS	$(2,655,316)	$(5,141,746)

Loss per share, basic and diluted	$(0.04)	$(0.10)

Weighted average number of shares outstanding basic and diluted	61,258,364	53,422,158

See accompanying notes

Winston Pharmaceuticals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2009 and 2008

							Additional		Total
	Common Stock		Preferred Stock A		Preferred Stock B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at January 1, 2008	52,814,818	$52,814	—	—	—	—	$40,573,523	$(41,586,036)	$(959,699)

Reclassification of Series A Convertible Preferred Stock (net of cost of $194,648)			12,731	$13			4,805,339		4,805,352

Issuance of Series B Convertible Preferred Shares (net of cost of $3,211)					9,166	$9	3,996,780		3,996,789

Merger with Getting Ready Corporation (net of cost of $250,000)	2,291,612	2,292					233,615		235,907

Redemption of fractional shares	(66)		(1)		(9)		(21,344)		(21,344)

Net loss								(5,141,746)	(5,141,746)

Balance at December 31, 2008	55,106,364	55,106	12,730	13	9,157	9	49,587,913	(46,727,782)	2,915,259

Issuance of common stock upon exercise of stock options	415,529	416					134,014		134,430

Conversion of Series A Convertible Preferred Shares and Series B Convertible Preferred Shares to common shares	21,887,000	21,887	(12,730)	(13)	(9,157)	(9)	(21,865)		—

Compensation with respect to employee and non-employee stock option grants							94,198		94,198

Net loss								$(2,655,316)	(2,655,316)

Balance at December 31, 2009	77,408,893	$77,409	—	$—	—	$—	$49,794,260	$(49,383,098)	$488,571

See accompanying notes

Winston Pharmaceuticals, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities
Net loss	$(2,655,316)	$(5,141,746)
Depreciation and amortization	9,007	8,651
Stock option expense for non-employee directors and employees	94,198	—
Changes in:
Accounts receivable	17,592	9,145
Prepaid and other current assets	24,521	(51,552)
Other assets	—	4,314
Unearned revenue	(1,266,825)	1,583,531
Accounts payable	(334,840)	554,920
Accrued expenses and other current liabilities	(86,973)	(29,483)

Net cash used in operating activities	(4,198,636)	(3,062,220)

Cash flows from investing activities
Proceeds from sale of trademarks	1,154	—
Purchases of equipment	(738)	(14,604)
Purchases of intangibles	(275)	(1,730)

Net cash provided by (used in) investing activities	141	(16,334)

Cash flows from financing activities
Issuance of common stock upon exercise of stock options	134,430	—
Issuance of preferred stock, net of costs	—	3,996,789
Cash received upon consummation of merger	—	477,067
Cost incurred in connection with merger	—	(250,000)

Net cash provided by financing activities	134,430	4,223,856

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,064,065)	1,145,302
Cash and cash equivalents at beginning of year	5,626,913	4,481,611

Cash and cash equivalents at end of year	$1,562,848	$5,626,913

Supplemental disclosures of cash flow information
Interest paid	$—	$—

Income taxes paid	$—	$—

Supplemental disclosures of non-cash investing and financing information

Accrual for redemption of fractional shares	$—	$21,344

The Merger transaction among Getting Ready Corporation, Winston Acquisition Corp. and Winston Laboratories, Inc. was consummated on September 25, 2008. The Merger was accounted for as a “reverse merger,” since as a result of the Merger the shareholders of Winston own a majority of the outstanding shares of the common stock of the Company. At the date of consummation of the Merger, Getting Ready Corporation had $477,067 in cash, approximately $8,800 in assets and no liabilities. The Merger resulted in additional equity of $235,907 (net of $250,000 of transaction costs). For further information, please refer to Note 1.
See accompanying notes

Winston Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 2008
NOTE 1 — COMPANY FORMATION, BACKGROUND AND ABILITY TO CONTINUE AS A GOING CONCERN
Organization
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
In 2000, Winston Labs established a subsidiary, Rodlen Laboratories, Inc. (“Rodlen,” formerly Oncovir Corporation), approximately 18% of which was sold to Bioglan for $13.3 million in 2001. In 2002, Bioglan’s stake in Rodlen was reduced below 3% as a result of Bioglan’s election not to participate in a Rodlen rights offering. The proceeds of this rights offering were used to acquire the Zostrix® line of over-the-counter topical analgesics. Rodlen marketed the Zostrix® product line until July 2005, when it sold the product to Hi-Tech Pharmacal Co. (“Hi-Tech”). In October 2004, Rodlen launched another topical analgesic, Axsain® , which it promoted to physicians and other health-care professionals. In June 2005, based on disappointing sales, Rodlen sharply reduced promotion of the Axsain® product and in March 2006, Rodlen discontinued selling this product altogether. In February 2007, Rodlen licensed certain technology underlying the Axsain® product to Hi-Tech (Note 4). Rodlen operated as a “virtual company” with no employees of its own. In September 2007, Winston Labs purchased all of the then outstanding ownership in Rodlen from Bioglan for $10,000. Subsequent to this transaction, all of the then purchased shares were retired. On September 21, 2007, Rodlen was merged into Winston Labs.
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

Winston Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Prior to the closing of the Merger, GRC had 18,332,896 shares of common stock issued and outstanding and, subsequent to the Merger, GRC had 440,851,441 shares of common stock issued and outstanding. GRC had no shares of Series A or Series B Preferred Stock outstanding prior to the Merger.
Winston Labs was the accounting acquirer in the merger which was accounted for as a reverse merger among Winston Labs, Merger Sub and GRC (a public shell company). For accounting purposes, Winston Labs has been treated as the continuing registrant. As a result, all post merger comparative historical financial statements filed by the Company will be those of Winston Labs. Further, Winston Labs’ historical stockholders’ equity prior to the merger has been retroactively restated (recapitalized) for the equivalent number of shares received in the reverse merger. Earnings and loss per share calculations have also been retroactively restated to give effect to the recapitalization for all periods presented. Lastly, the merger involving Winston Labs and GRC has been accounted for as a capital transaction equivalent to the issuance of capital stock by Winston Labs for the net monetary assets of GRC. Upon completion of the Merger, GRC changed its name to Winston Pharmaceuticals, Inc.
The Company has incurred significant losses from operations since its inception and expects losses to continue for the foreseeable future. The Company’s success depends primarily on the development and regulatory approval of its product candidates. From inception through December 31, 2009, the Company has incurred cumulative net losses of $49.4 million. Net losses may continue for at least the next several years as the company proceeds with the development of its product candidates and programs. The size of these losses will depend on the receipt of revenue from its products candidates and programs, if any, and on the level of the Company’s expenses. To achieve profitable operations, the Company must successfully identify, develop, partner and/or commercialize its product candidates and programs. Product candidates developed by the Company will require approval of the U.S. Food and Drug Administration (FDA) or a foreign regulatory authority prior to commercial sales. The regulatory approval process is expensive, time consuming and uncertain, and any denial or delay of approval could have a material adverse effect on the Company’s ability to become profitable or continue operations. Even if approved, the Company’s product candidates may not achieve market acceptance and could face competition.
The Company’s cash and cash equivalents have decreased from $5.6 million as of December 31, 2008 to $1.6 million as of December 31, 2009. The Company will need to raise additional funds in the immediate future to support its operations through December 31, 2010. The Company seeks additional sources of financing through collaborations with third parties, or public or private debt or equity financings. There can be no assurance that additional funds will be available on satisfactory terms, or at all. If adequate funds are not available, the Company may be required to significantly reduce expenses related to its operations and/or delay or reduce the scope of its development programs.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements for the year ended December 31, 2009 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.
In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification Topic 105, Generally Accepted Accounting Principle, which established the FASB Accounting Standards Codification (ASC) as the sole source of authoritative generally accepted accounting principals. Pursuant to the provisions of ASC Topic 105, the Company has updated references to GAAP in its financial statements issued for the period ended December 31, 2009. The adoption of ASC Topic 105 did no have a material impact on the Company’s financial position, results of operations or cash flows.
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

Winston Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of Winston Labs and its Subsidiaries, UK Ltd., as of and for the years ended December 31, 2009 and 2008 and the accounts of GRC from September 25, 2008 through December 31, 2008. All intercompany balances and transactions have been eliminated.
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
Cash and Cash Equivalents
For purposes of reporting cash flows, the Company considers all instruments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents at December 31, 2008 is approximately $1.9 million in a U.S. Treasury mutual fund. There are no cash equivalents as of December 31, 2009. It is the Company’s policy to include investments in mutual funds with a $1 carrying value as a cash equivalent.
Accounts Receivable
Accounts receivable are carried at original amount due less an estimate made for doubtful accounts. Accounts outstanding longer than the payment terms are considered past due. The Company determines its allowances by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, projected returns based on historical trends and anticipated events at particular customers, and the condition of the general economy and industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The allowance for doubtful accounts was $0 at December 31, 2009 and 2008, respectively.
Equipment
Equipment consists primarily of furniture and office equipment with estimated lives of 3-7 years. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on an accelerated basis.
Impairment of Long-Lived Assets
The Company accounts for long-lived assets in accordance with ASC Topic 350, Intangibles-Goodwill and Other. The long-lived assets are being reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.
Fair Value of Financial Instruments
The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short term maturity of these instruments.
ASC Topic 820, Fair Value Measurements and Disclosures, provides a framework for measuring fair value of assets and liabilities in accordance with GAAP, and establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Winston Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s financial assets measured at fair value on a recurring basis, subject to the disclosure requirements of ASC Topic 820, are as follows:

Fair Value Measurements at December 31, 2008
Quoted
Prices in
	Active	Significant
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Mutual fund	$1,961,059	$—	$—	$1,961,059

Total	$1,961,059	$—	$—	$1,961,059

The above investment in a mutual fund is included in cash and cash equivalents on the Consolidated Balance Sheet as of December 31, 2008. The Company did not have any financial assets measured at fair value on a recurring basis, subject to the disclosure requirements of ASC Topic 820 as of December 31, 2009.
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

Winston Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Certain sales transactions include multiple deliverables. The Company allocates amounts to separate elements in multiple element arrangements in accordance with ASC Topic 605, Revenue Recognition. Revenues are allocated to a delivered product or service when all of the following criteria are met: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item; and (3) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company’s control. The Company uses the relative fair values of the separate deliverables to allocate revenue. For arrangements with multiple elements that are separated, the Company recognizes revenues in accordance with Topic 13.
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
When a delivered element meets the criteria for separation, the Company allocates amounts based upon the relative fair values of each element. The Company determines the fair value of a separate deliverable using the price it charges other customers when it sells that product or service separately; however, if the Company does not sell the product or service separately, it uses third-party evidence of fair value. The Company considers licensed rights or technology to have standalone value to its customers if it or others have sold such rights or technology separately or its customers can sell such rights or technology separately without the need for the Company’s continuing involvement.
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
Research Services Arrangements. Revenues from research services are recognized during the period in which the services are performed and are based upon the number of full-time-equivalent personnel working on the specific project at the agreed-upon rate. Reimbursements from collaborative partners for agreed upon direct costs including direct materials and outsourced services, or subcontracted, pre-clinical studies are classified as revenues in accordance with ASC Topic 605, and recognized in the period the reimbursable expenses are incurred. Payments received in advance are deferred until the research services are performed or costs are incurred.

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
Research and Development Expenses
The guidance in ASC Topic 730, Research and Development, requires the Company to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered or the services are no longer expected to be performed, the Company would be required to expense the related capitalized advance payments.
Research and development expenses consist of expenses incurred in performing research and development activities including salaries and benefits, facilities and other overhead expenses, clinical trials, contract services and outsource contracts. Research and development expenses are charged to operations as they are incurred.
Acquired contractual rights. Payments to acquire contractual rights to a licensed technology or drug candidate are expensed as incurred when there is uncertainty in receiving future economic benefits from the acquired contractual rights. The Company considers the future economic benefits from the acquired contractual rights to a drug candidate to be uncertain until such drug candidate is approved by the FDA or when other significant risk factors are abated.
Research and development costs totaled $2,062,933 and $3,496,150 in 2009 and 2008, respectively.
Stock-Based Compensation
ASC Topic 718, Stock Compensation, requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, based on the fair value of the instruments issued. ASC Topic 718 covers a wide range of share-based compensation including stock options, restricted stock, performance-based awards, share appreciation rights and employee share purchase plans. Prior to January 1, 2006, the Company accounted for stock-based compensation arrangements using the intrinsic value method.
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
ASC Topic 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 provides a two-step process to evaluate a tax position and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company files tax returns in all appropriate jurisdictions. The open tax years are those years ending December 31, 2006 to December 31, 2009, which statutes expire in 2010-2013. As of December 31, 2009 and December 31, 2008, the Company has no liability for unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense as incurred. No expense for interest and penalties was recognized for the years ended December 31, 2009 and 2008.

Winston Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Reclassification
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
Subsequent Events
In May 2009, the FASB issued ASC Topic 855, Subsequent Events, which established general accounting standards and disclosure for subsequent events. The Company adopted ASC Topic 855 during the second quarter of 2009. In accordance with ASC Topic 855, the Company has evaluated subsequent events through the date and time the financial statements were issued.
Recent Accounting Pronouncements
In December 2007, the FASB issued a new standard on Business Combinations which is part of ASC Topic 805. This Statement provides greater consistency in the accounting and financial reporting for business combinations. ASC Topic 805 establishes disclosure requirements and, among other things, requires the acquiring entity in a business combination to record contingent consideration payable, to expense transaction costs, and to recognize all assets acquired and liabilities assumed at acquisition-date fair value. The Company adopted this new standard on January 1, 2009 and such adoption had no effect on the Company’s results of operations, net loss or basic diluted loss per share for the year ended December 31, 2009.
In December 2007, the FASB issued ASC Topic 810, Noncontrolling Interests in Consolidated Financial Statements (“ASC Topic 810”). ASC Topic 810 establishes accounting and reporting standards for the minority or noncontrolling interests in a subsidiary or variable interest entity and for the deconsolidation of a subsidiary or variable interest entity. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. The Company adopted ASC Topic 810 on January 1, 2009. The adoption of ASC Topic 810 had no effect on the Company’s results of operations, net loss or basic diluted loss per share for the year ended December 31, 2009.
In March 2008, the FASB issued a new pronouncement on Disclosures about Derivative Instruments and Hedging Activities. This statement establishes the requirements for the disclosure of derivative instruments and hedging activities that include the reasons a company uses derivative instruments, how derivative instruments and related hedged items are accounted under ASC Topic 815 and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The Company adopted this new pronouncement on January 1, 2009 and such adoption had no effect on the Company’s results of operations, net loss or basic diluted loss per share for the year ended December 31, 2009.
In June 2008, the FASB ratified a new pronouncement on Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. This new pronouncement mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. It is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which is our first quarter of 2009. The adoption of this new pronouncement did not have a material effect on the Company’s financial position, results of operations, or cash flow.
In June 2009, the FASB issued a new pronouncement relating to “Amendments to variable interest entities (VIE)”, which changes the approach to determining the primary beneficiary of a VIE and requires companies to more frequently assess whether they must consolidate VIEs. This new standard is effective for the Company beginning on January 1, 2010. The adoption of this new pronouncement is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Winston Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605)- Multiple-Deliverable Revenue Arrangements, which amends ASC 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted. The Company is currently evaluating both the timing and the impact of the pending adoption of the ASU on its consolidated financial statements.
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

	Fiscal 2009	Fiscal 2008
Denominator:
Weighted average common shares outstanding — basic and diluted	61,258,364	53,422,158

Loss per common share — basic and diluted	$(0.04)	$(0.10)

The Company’s Basic EPS and Diluted EPS is identical as inclusion of the incremental common shares attributable upon conversion of convertible preferred shares and the exercise of stock options and warrants and unvested shares granted to employees would have been anti-dilutive.
NOTE 4 — TECHNOLOGY LICENSE AGREEMENTS
In January 2006, the Company entered into a technology license agreement with Sirius Laboratories, Inc. (“Sirius”). Several large stockholders in the Company had significant stock holdings in Sirius until March 10, 2006, when Sirius was acquired by DUSA Pharmaceuticals, Inc. Two officers of the Company served on Sirius’ board of directors but resigned their directorships in 2007. Under the terms of the license agreement, the Company granted Sirius an exclusive license to the proprietary rights of certain products (first marketed as Micanol® and then later as Psoriatec®) containing the active pharmaceutical ingredient, anthralin. The agreement provided for minimum annual royalties of $300,000 through February, 2008 and an option to purchase all rights to the product for $750,000. In January 2008, the license agreement was extended until September 30, 2008 by mutual consent and the extension and provides for a continuation of the 25% royalty on net sales, but eliminates the minimum royalty and the purchase option. Under the technology license agreement, the Company recorded royalty revenue of $0 and $34,861 for the years ended December 31, 2009 and 2008, respectively. In July 2008, the Company learned that DUSA had breached a license agreement with Winston Labs. Winston Labs initiated arbitration in October 2008 to recover the damages caused by this breach. In June 2009, DUSA settled this matter by agreeing to pay $75,000 in damages. This settlement is included in other income in the Consolidated Statements of Operations.
In February 2007, Rodlen licensed a patent and certain other technology to Hi-Tech Pharmacal Co. (“Hi-Tech”) for cash consideration of two payments totaling $300,000, as well as a 10% royalty on net sales of products sold by Hi-Tech that utilize the intellectual property licensed from Rodlen for the remaining life of the related patent, reducing to 5% of net sales for four years following the expiration of the patent. In 2009 and in 2008, the Company recorded $127,762 and $100,975 of royalties under this agreement. On October 30, 2009, the Company received communication from Hi-Tech that it has discontinued the sale of the product as defined in the license agreement. As a result, the Company does not expect to receive any more royalties from Hi-Tech in the future.
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

Winston Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On October 30, 2008, the Company and sanofi-aventis Canada Inc. entered into a licensing agreement for the Canadian rights to Civamide, Winston’s transient receptor potential vanilloid (TRPV-1) modulator in formulations for topical application. Under the terms of the agreement, sanofi-aventis Canada Inc. owns the rights to develop, manufacture and commercialize Civamide Cream in Canada along with a second generation cream that is currently in development. In return for granting sanofi-aventis Canada Inc. the Canadian rights, Winston received an upfront payment of $1.9 million (US) and will receive an additional $2 million (CAD) upon regulatory approval of Civamide Cream in Canada, certain milestone payments, and future royalties on net sales of Civamide or the related second generation cream in Canada. In connection with this agreement, Winston is recognizing the upfront payment of $1.9 million over 18 months. As such approximately $1,267,000 and $316,000 has been recognized as revenue in 2009 and in 2008, respectively, with the remainder being treated as unearned revenue on the Consolidated Balance Sheet as of December 31, 2009.
NOTE 5 — RELATED-PARTY TRANSACTIONS
Elorac is an entity controlled by Dr. Bernstein, CEO of Winston Labs and the Company. In addition, Robert Yolles, a director of the Company, is also a director of Elorac. Since inception, Elorac has been located in the same offices as Winston and therefore has shared in certain of Winston’s expenses such as rent, utilities, internet usage, etc. The amount of Elorac’s share of such expenses is based on various allocation factors related to a particular expense. Winston received $162,977 and $128,323 in 2009 and in 2008 for such services, which are included as a reduction of Winston’s expenses on the Consolidated Statement of Operations. Amounts due from Elorac of $2,601 and $0 as of December 31, 2009 and 2008, respectively, are included in related party receivables in the Company’s Balance Sheet. On February 28, 2009 Elorac purchased certain trademarks from the Company for approximately $1,154.
Gideon Pharmaceuticals, Inc. (“Gideon”) is a corporation whose chairman and sole director is Joel E. Bernstein, M.D., president and CEO of the Company. Gideon reimburses the Company for certain expenses that the Company incurs on behalf of Gideon. Amounts due from Gideon of $12,675 and $0 as of December 31, 2009 and 2008, respectively, are included in related party receivable on the Consolidated Balance Sheets.
On September 19, 2007, Winston Labs entered into an exclusive technology license agreement with Opko Ophthalmologists, LLC, (“OPKO”). The CEO and Chairman of OPKO is also the indirect beneficial owner of 26,574,659 shares of the Company’s capital stock on a fully diluted basis (29.7% of the total issued and outstanding shares), including 8,779,797 shares of common stock underlying warrants. Furthermore, Subbarao Uppaluri, Ph.D., a director of the Company and the Senior Vice President — Chief Financial Officer of Opko Health, is the beneficial owner of 326,538 shares of the Company’s capital stock on a fully-diluted basis, including 27,500 shares of common stock underlying options and 89,589 shares of common stock underlying warrants. Under the terms of the license agreement, Winston Labs granted OPKO an exclusive license to the proprietary rights of certain products (pharmaceutical compositions or preparations containing the active ingredient Civamide in formulations suitable for use in the therapeutic or preventative treatment of ophthalmic conditions in humans). In exchange, OPKO paid Winston Labs a license fee of $100,000 and is required to pay a 10% royalty on sales of the product. In addition, the agreement requires OPKO to pay Winston Labs a non-refundable payment of $5,000,000 upon approval of a Marketing Authorization by OPKO on the product described in the agreement. Under the terms of the agreement, OPKO and Winston Labs agreed to equally share the cost related to manufacturing and clinical supplies of Civamide Nasal Spray. During 2008, OPKO reimbursed Winston Labs approximately $80,000 for such costs. In addition, the agreement calls for OPKO to reimburse Winston Labs for certain legal expenses Winston Labs has incurred related to keratoconjunctivitis. In each of 2009 and 2008, approximately $38,800 and $38,000, respectively, of legal fees were billed to OPKO, of which approximately $7,000 and $38,000 were outstanding as of December 31, 2009 and 2008, respectively, and are included in related party receivable on the Consolidated Balance Sheets. Subsequent to December 31, 2009 and 2008, respectively, OPKO paid $7,000 and $38,000 of the balance due.
On February 24, 2010, the Company received communications from Opko that it was terminating the license agreement effective May 24, 2010. As a result, all of Opko’s rights to certain products, as defined in the agreement, will revert back to the Company.

Winston Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On September 30, 2007, Dr. Jeffrey Bernstein resigned as Senior Vice President and Chief Operating Officer of Winston and entered into a consulting agreement with Winston, effective as of October 1, 2007. Pursuant to the terms of his consulting agreement, Winston agreed to compensate Dr. Bernstein at a rate of $150 per hour. Further, Winston agreed to reimburse Dr. Bernstein for all reasonable out-of-pocket expenses incurred in the course of his services to Winston, including, but not limited to, reasonable expenses related to travel, telephone, postage, and office supplies. The consulting agreement is terminable by either Dr. Jeffrey Bernstein or by Winston upon thirty (30) days notice to the other party. Dr. Jeffrey Bernstein is the son of Dr. Joel E. Bernstein, the President and Chief Executive Officer of the Company and is the beneficial owner of 5,165,324 shares of the Company’s capital stock on a fully diluted basis (5.7% of the total issued and outstanding shares). Winston incurred $12,213 and $21,488 of expenses under the consulting agreement for years ended December 31, 2009 and 2008, respectively, of which approximately $7,900 was outstanding as of December 31, 2009 and is included in accrued expenses and other current liabilities on the Consolidated Balance Sheets.
Each of the Company’s non-employee directors currently receives $1,250 per quarter. Directors do not receive additional compensation for attendance of meetings. Directors who are also employees do not receive compensation for this service on the Board. As of December 31, 2009 and 2008, respectively, $18,750 and $6,250, respectively, was due to the Company’s non-employee directors, which is included in the accounts payable on the Consolidated Balance Sheets.
NOTE 6 — INTANGIBLE ASSETS
Intangible assets consist of intangible assets with finite useful lives. As of December 31, 2009 and 2008, intangible assets were as follows:

	2009	2008
Patents and trademarks	$41,426	$42,305

Less: accumulated amortization	(23,971)	(20,765)

	$17,455	$21,540

Future annual amortization expense at December 31, 2009 is as follows:

2010	$2,766
2011	2,678
2012	2,678
2013	2,678
2014	2,678
Thereafter	3,977

$17,455

Weighted average amortization period for the Company’s intangible asset is approximately 10 years. Amortization expense related to amortizable intangible assets was approximately $3,200 and $4,000 for each of 2009 and 2008, respectively.

Winston Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 7 — INCOME TAXES
The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34.0% to pre-tax loss as follows:

	2009	2008

Tax benefit at U.S. federal statutory rate	$(903,000)	$(1,748,000)
State tax benefit, net of federal benefit	(128,000)	(248,000)
Change in valuation allowance	1,132,000	2,180,000
Permanent differences	1,000	1,000
Research and development credits	(104,000)	(179,000)
Other, net	2,000	(6,000)

Income tax expense (benefit)	$—	$—

The Company’s deferred taxes consist of the following at December 31, 2009 and 2008:

	2009	2008

Deferred tax assets
Net operating loss carryforward	$18,604,000	$16,929,000
Research and development credits	1,483,000	1,379,000
Intangible	1,261,000	1,446,000
Unearned revenue	123,000	615,000
Property and equipment	23,000	22,000
Accruals	6,000	14,000
Other	104,000	67,000

Total deferred tax assets	21,604,000	20,472,000
Valuation allowance for deferred tax assets	(21,604,000)	(20,472,000)

Deferred taxes, net	$—	$—

At December 31, 2009, the Company had Federal and state net operating loss carryforwards of approximately $47,927,000 which begin expiring in 2018, unless previously utilized. In addition, the Company has federal and state net operating loss carryforwards of approximately $1,692,000, that originated from GRC prior to the merger, that has substantial limitations on its use and begin expiring in 2026. Pursuant to Internal Revenue Code Sections 382 and 383, certain substantial changes in the Company’s ownership may limit the amount of the net operating loss carryforwards, which could be utilized to offset future taxable income and income tax liabilities. The Company also had Federal research and development credit carryforwards of approximately $1,483,000. The Company has provided a valuation allowance for the full amount of its net deferred tax assets since realization of any future benefit from deductible temporary differences, net operating loss and tax credit carryforwards is uncertain.

Winston Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 8 — STOCK OPTION PLAN
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
ASC Topic 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model and to recognize this expense. Stock-based compensation expense recognized for the years ended December 31, 2009 and 2008 was $94,198 and $0, respectively, and is included in general and administrative expenses in the statement of operations. This expense was calculated based on the Black-Scholes single-option pricing model, using the following assumptions:

2009
Expected dividend yield	0.00%
Expected stock price volatility	76.57%
Risk-free interest rate range	1.87% – 2.36%
Expected life of options (years)	6.5 years
Fair value of options granted	$1.43 – $2.14

Winston Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term. Since the Company does not have sufficient historical experience on which to estimate expected term, the simplified method was used to generate the expected option life. Using the simplified method, the expected term is calculated by taking the average of the vesting term and the original contractual term. In a similar manner, the Company does not have a history of stock price volatility, so it identified nine appropriate comparables for use as a benchmark. These comparables (all publically traded companies) are in the same industry (specialty pharmaceuticals) and focused on development of the same types of products (pain control and central nervous system) as the Company. To generate the estimated stock price volatility shown above, a weighted average of the nine comparable companies’ expected volatility (which ranged from 71% to 82%) was employed for a period equal to the expected life of the options.
The following table summarizes stock option activity under the Plans during the years ended December 31, 2009 and 2008:

					Weighted
		Weighted-	Weighted-		Average
		Average	Average	Aggregate	Remaining
		Exercise	Grant Date	Intrinsic	Contractual
	Shares	Price	Fair Value	Value	Life
Options at December 31, 2007	4,073,522	$0.34
Granted	—	$—	$—

Exercised	—	$—
Forfeitures	(446,791)	$0.32

Options at December 31, 2008	3,626,731	$0.34
Granted	409,500	$1.47	$1.89

Exercised	(415,529)	$0.32
Forfeitures	(578,717)	$0.28

Options at December 31, 2009	3,041,985	$0.50		$—	4.20

There is $678,615 in unrecognized compensation expense to be recognized over remaining weighted average period of 4.4 years. The aggregate intrinsic value in the table above is before income taxes, based on the fair value of a share of the Company’s common stock of $0.28 at December 31, 2009. The aggregate intrinsic value of options outstanding and exercisable during 2009 was $0. Cash proceeds received from the exercise of options for 2009 was approximately $134,000. The total intrinsic value of options exercised during 2009 was approximately $1,349,067. As of December 31, 2009 there were 2,632,485 exercisable options. The realized tax benefit from stock options and other share-based payments for 2009 was $0, based on the Company’s election of the “with and without” approach.
On January 12, 2009, an executive of the Company exercised 231,670 options at $0.36 for approximately $83,000. In March, 2009, 198,574 options were forfeited by a past director of the Company when rights to exercise those options lapsed. On May 1, 2009, an executive of the Company exercised 158,859 options at an exercise price of $0.28 for approximately $44,000. On October 16, 2009, an executive of the Company exercised 25,000 options at an exercise price of $0.28 for approximately $7,000 and forfeited the remaining 372,147 options that expired on October 18, 2009. In addition 7,996 options were forfeited in 2009 by past employees of the Company when rights to exercise those options lapsed.

Winston Pharmaceuticals, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 9 — 401(k) PLAN
The Company has adopted a qualified employee savings and retirement plan under Section 401(k) of the U.S. Internal Revenue Code (the “401(k) Plan”). All of the Company’s full-time employees are eligible to participate in the 401(k) Plan by enrolling in the 401(k) Plan and electing to reduce their current compensation by up to the statutorily prescribed annual limit, and having the amount of the reduction contributed to the 401(k) Plan. The Company may also make discretionary matching contributions to the 401(k) Plan for employees. The Company made discretionary matching contributions to the 401(k) Plan of $54,602 and $40,449 in 2009 and 2008, respectively.
NOTE 10 — COMMITMENTS AND CONTINGENCIES
The Company leases its facilities on a month-to-month basis and certain equipment under operating leases that expire in 2010 and require payments totaling approximately $3,000. Rental expense for the years ended December 31, 2009 and 2008 was $93,944 and $120,649, respectively.
NOTE 11 — PREFERRED STOCK AND WARRANTS
In connection with the Merger on September 25, 2008, the Company issued 101,849 shares of its Series A Convertible Preferred Stock, par value $.001 per share (“Series A Preferred Stock”), and 73,332 shares of its Series B Convertible Preferred Stock, par value $.001 per share (“Series B Preferred Stock”). Following a 1-for-8 reverse split of the Company’s common and preferred stock on December 15, 2008, 12,730 shares of its Series A Preferred Stock and 9,157 shares of its Series B Preferred Stock were issued and outstanding. In addition, the Series A Preferred Stock shareholders also hold warrants to purchase an aggregate of an additional 8,959 shares of the Company’s Series A Convertible Preferred Stock at a price of $392.72. The warrants expire on November 13, 2012 and have certain adjustment provisions as defined in the related warrant agreements. On September 24, 2009, each outstanding share of Company Series A Preferred Stock and Series B Preferred Stock automatically converted into 1,000 fully-paid, non-assessable shares of the Company’s common stock, par value $.001 per share (“Common Stock”). In addition, in connection with such conversion, each outstanding warrant to purchase shares of Series A Preferred Stock automatically converted into the right to acquire 1,000 shares of Common Stock upon the exercise of such warrant, at an exercise price of $0.39 per share of Common Stock.

EXHIBIT INDEX

Exhibit
Number	Description

21.1*	Subsidiaries of Winston Pharmaceuticals, Inc.

31.1*	Certification of the Company’s President and Chief Executive Officer, Joel E. Bernstein, M.D., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Vice President and Chief Financial Officer, David Starr, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s President and Chief Executive Officer, Joel E. Bernstein, M.D., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Vice President and Chief Financial Officer, David Starr, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith.