Form 10-Q
period 2010-03-31
Winston Pharmaceuticals, Inc.
filed 2010-05-13
CIK 1302554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 10, 2010, 77,408,893 shares of the registrant’s Common Stock were issued and outstanding.

WINSTON PHARMACEUTICALS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Winston Pharmaceuticals, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash	$677,522	$1,562,848
Accounts receivable	—	15,653
Related party receivables	59,440	22,395
Inventory	28,925	—
Prepaid and other current assets	45,414	43,944

Total current assets	811,301	1,644,840

EQUIPMENT, net of accumulated depreciation of $142,817 at March 31, 2010 and $141,433 at December 31, 2009	12,376	13,760
INTANGIBLE ASSETS, NET	18,597	17,455

TOTAL ASSETS	$842,274	$1,676,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$715,248	$724,140
Accrued expenses and other current liabilities	61,793	146,638
Unearned revenue	—	316,706

Total liabilities	777,041	1,187,484

Commitments and Contingencies

Stockholders’ equity
Common stock, $.001 par value, 900,000,000 shares authorized, 77,408,893 shares issued and outstanding at March 31, 2010 and at December 31, 2009	77,409	77,409
Additional paid-in capital	49,831,613	49,794,260
Accumulated deficit	(49,843,789)	(49,383,098)

Total stockholders’ equity	65,233	488,571

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$842,274	$1,676,055

See notes to unaudited condensed consolidated financial statements

Winston Pharmaceuticals, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended March 31
	2010	2009
REVENUES
License revenues	$316,706	$316,706
Royalty revenues	—	23,280

	316,706	339,986

EXPENSES
Research and development	326,340	545,966
General and administrative	449,765	580,309
Depreciation and amortization	2,141	2,318

Total operating expenses	778,246	1,128,593

Loss from operations	(461,540)	(788,607)

Interest income	159	9,727
Other income	690	96

	849	9,823

Loss before income taxes	(460,691)	(778,784)
Income Taxes
Current	—	—
Deferred	—	—

NET LOSS	$(460,691)	$(778,784)

Loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	77,408,893	55,307,145

See notes to unaudited condensed consolidated financial statements

Winston Pharmaceuticals, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2010 and 2009

	2010	2009
Cash flows from operating activities
Net loss	$(460,691)	$(778,784)
Depreciation and amortization	2,141	2,318
Stock Option expense for non-employee directors and employees	37,353	—
Changes in:
Accounts receivable	(21,392)	14,645
Inventory	(28,925)	—
Prepaid and other current assets	(1,470)	11,373
Other assets	—	1,154
Unearned revenue	(316,706)	(316,706)
Accounts payable	(8,892)	(429,800)
Accrued expenses and other current liabilities	(84,845)	(43,537)

Net cash used in operating activities	(883,427)	(1,539,337)

Cash flows from investing activities
Purchases of equipment	—	(738)
Purchases of intangibles	(1,899)	—

Net cash used in investing activities	(1,899)	(738)
Cash flows from financing activities
Proceeds from exercise of stock options	—	82,950

Net cash provided by financing activities	—	82,950

NET DECREASE IN CASH AND CASH EQUIVALENTS	(885,326)	(1,457,125)
Cash and cash equivalents at beginning of period	1,562,848	5,626,913

Cash and cash equivalents at end of period	$677,522	$4,169,788

Supplemental disclosures of cash flow information
Interest paid	$—	$—

Income taxes paid	$—	$—

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
The Company has incurred significant losses from operations since its inception and expects losses to continue for the foreseeable future. The Company’s success depends primarily on the development and regulatory approval of its product candidates. From inception through March 31, 2010, the Company has incurred cumulative net losses of $49.8 million. Net losses may continue for at least the next several years as the Company proceeds with the development of its product candidates and programs. The size of these losses will depend on the receipt of revenue from its products candidates and programs, if any, and on the level of the Company’s expenses. To achieve profitable operations, the Company must successfully identify, develop, partner and/or commercialize its product candidates and programs. Product candidates developed by the Company will require approval of the U.S. Food and Drug Administration (FDA) or a foreign regulatory authority prior to commercial sales. The regulatory approval process is expensive, time consuming and uncertain, and any denial or delay of approval could have a material adverse effect on the Company’s ability to become profitable or continue operations. Even if approved, the Company’s product candidates may not achieve market acceptance and could face competition.
The Company’s cash has decreased from $1.6 million as of December 31, 2009 to $0.7 million as of March 31, 2010. The Company believes that its existing cash will be sufficient to fund its activities through the end of June, 2010. The Company seeks additional sources of financing through collaborations with third parties, or public or private debt or equity financings. There can be no assurance that additional funds will be available on satisfactory terms, or at all. If the Company is unsuccessful in its efforts to raise additional outside capital in the near term, the Company will be required to significantly reduce its research, development, and administrative operations, including further reduction of its employee base, or it may be required to cease operations completely, or liquidate in order to offset the lack of available funding.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements for the three months ended March 31, 2010 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of Winston Laboratories, Inc., the Company’s wholly-owned subsidiary (“Winston Labs”) and its subsidiaries, Winston Laboratories Limited (“UK Ltd.”) and Rodlen Laboratories, Inc. (“Rodlen”), as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009. All intercompany balances and transactions have been eliminated.

Inventories
Inventories are valued at the lower of cost or market (net realizable value). Cost is determined by the first-in, first-out method.
Fair Value of Financial Instruments
The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short term maturity of these instruments.
Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, provides a framework for measuring fair value of assets and liabilities in accordance with GAAP, and establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The Company did not have any financial assets measured at fair value on a recurring basis, subject to the disclosure requirements of ASC Topic 820 as of March 31, 2010.
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
Non-refundable, up-front fees that are not contingent on any future performance by the Company, and require no consequential continuing involvement on its part, are recognized as revenue when the license term commences and the licensed data, technology and/or compound is delivered. Such deliverables may include physical quantities of compounds, design of the compounds and structure-activity relationships, the conceptual framework and mechanism of action, and rights to the patents or patents pending for such compounds. The Company defers recognition of non-refundable upfront fees if it has continuing performance obligations without which the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee that is separate and independent of the Company’s performance under the other elements of the arrangement. In addition, if the Company has required continuing involvement through research and development services that are related to its proprietary know-how and expertise of the delivered technology, or can only be performed by the Company, then such up-front fees are deferred and recognized over the period of continuing involvement. Under the license agreement with sanofi-aventis Canada, Inc. (Note 3), the obligation period was not contractually defined in relation to the upfront fee. Under the circumstances, management exercised judgment in estimating the period of time over which certain deliverables will be provided to enable the licensee to utilize the license, which was determined to be 18 months. The estimated period of 18 months was primarily determined based on management’s estimate of the maximum amount of time it would take the Canadian regulatory authorities to approve the Company’s new drug submission (NDS).
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
Research and development costs totaled $326,340 and $545,966 for the three month periods ended March 31, 2010 and 2009, respectively.

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
ASC Topic 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 provides a two-step process to evaluate a tax position and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has not recorded a reserve for any tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company files tax returns in all appropriate jurisdictions. The open tax years are those years ending December 31, 2006 to December 31, 2009, which statutes expire in 2010-2013. As of March 31, 2010 and March 31, 2009, the Company has no liability for unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense as incurred. No expense for interest and penalties was recognized for the three month period ended March 31, 2010 and 2009.
Segment Information
The Company is operated on the basis of a single reportable segment, which is the business of discovery and development of products for pain management. The Company’s chief operating decision-maker is the Chief Executive Officer, who evaluates the Company as a single operating segment.
Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (FASB) issued a new pronouncement relating to “Amendments to variable interest entities (VIE)”, which changes the approach to determining the primary beneficiary of a VIE and requires companies to more frequently assess whether they must consolidate VIEs. This new standard is effective for the Company beginning on January 1, 2010. The adoption of this new pronouncement did not have a material impact on the Company’s financial position, results of operations or cash flows.
In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, Revenue Recognition (Topic 605)- Multiple-Deliverable Revenue Arrangements, which amends ASC 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted. The Company is currently evaluating both the timing and the impact of the pending adoption of the ASU on its consolidated financial statements.
The FASB has issued ASU No. 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The ASU codifies the consensus reached in Emerging Issues Task Force Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the FASB Accounting Standards Codification™ provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive.
The amendments in the ASU are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. Vendors may also elect to adopt the amendments in the ASU retrospectively for all prior periods.

NOTE 2 — EARNINGS PER SHARE
Basic EPS is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon conversion of convertible preferred shares and the exercise of stock options and warrants and unvested shares granted to employees and non-employee directors.

	Three months ended March 31
	2010	2009
Denominator:

Weighted average common shares outstanding — basic and diluted	77,408,893	55,307,145

Loss per common share — basic and diluted	$(0.01)	$(0.01)

The Company’s Basic EPS and Diluted EPS is identical as inclusion of the incremental common shares attributable upon conversion of convertible preferred shares and the exercise of stock options and warrants and unvested shares granted to employees and directors would have been anti-dilutive.
NOTE 3 — TECHNOLOGY LICENSE AGREEMENTS
Under its technology license agreement with Hi-Tech Pharmacal Co.(“Hi-Tech”), the Company recorded royalty revenues of $0 and $23,280 for the three months ended March 31, 2010 and 2009, respectively. On October 30, 2009, the Company received communication from Hi-Tech that it has discontinued the sale of the product as defined in the license agreement. As a result, the Company does not expect to receive any more royalties from Hi-Tech in the future.
Under its licensing agreement with sanofi-aventis Canada Inc., the Company recognized approximately $316,000 license revenue for the three months ended March 31, 2010, and 2009, respectively.
NOTE 4 — RELATED-PARTY TRANSACTIONS
Elorac, Inc. (“Elorac”) is an entity controlled by Dr. Bernstein, CEO of the Company. In addition, Robert Yolles, a director of the Company, is also a director of Elorac. Since inception, Elorac has been located in the same offices as Winston and therefore has shared in certain of Winston’s expenses such as rent, utilities, internet usage, etc. The amount of Elorac’s share of such expenses is based on various allocation factors related to a particular expense. The Company has received approximately $46,399 and $25,169 for such services for the three month periods ended March 31, 2010 and 2009, respectively, which are included as a reduction of the Company’s expenses on the Consolidated Statements of Operations. Amounts due from Elorac of $40,188 and $2,106 as of March 31, 2010 and December 31, 2009, respectively, are included in related party receivables on the Company’s Consolidated Balance Sheets. Subsequent to March 31, 2010, Elorac paid the $40,188 balance.

Gideon Pharmaceuticals, Inc. (“Gideon”) is a corporation whose chairman and sole director is Joel E. Bernstein, M.D., president and CEO of the Company. Gideon reimburses the Company for certain expenses that the Company incurs on behalf of Gideon. As of March 31, 2010 and December 31, 2009, respectively, the Company had $12,675 of receivables related to such expenses which are included in related party receivables on the Consolidated Balance Sheets.
On September 19, 2007, Winston Labs entered into an exclusive technology license agreement with OPKO Ophthalmologists, LLC, (“OPKO”). The CEO and Chairman of OPKO is also the indirect beneficial owner of 26,574,659 shares of the Company’s capital stock on a fully diluted basis (29.7% of the total issued and outstanding shares), including 8,779,797 shares of common stock underlying warrants. Furthermore, Subbarao Uppaluri, Ph.D., a director of the Company and the Senior Vice President — Chief Financial Officer of OPKO Health, is the beneficial owner of 326,538 shares of the Company’s capital stock on a fully-diluted basis, including 27,500 shares of common stock underlying options and 89,589 shares of common stock underlying warrants. The agreement calls for OPKO to reimburse Winston Labs for certain legal expenses Winston Labs has incurred related to the use of the licensed products to treat keratoconjunctivitis. During the three month period ended March 31, 2010, approximately $9,274 of legal fees were billed to OPKO, $6,577 of which were outstanding as of March 31, 2010 and are included in related party receivables on the Consolidated Balance Sheets at March 31, 2010. Subsequent to March 31, 2010, OPKO paid the $6,577 balance.
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
The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34.0% to pre-tax loss as follows:

	March 31,	March 31,
	2010	2009

Tax benefit at U.S. federal statutory rate	$(157,000)	$(265,000)
State tax benefit, net of federal benefit	(22,000)	(38,000)
Change in valuation allowance	197,000	311,000
Permanent differences	1,000	1,000
Research and development credits	(18,000)	(25,000)
Other, net	(1,000)	16,000

Income tax expense (benefit)	$—	$—

NOTE 6 — STOCK OPTION PLANS
The following table summarizes stock option activity under the Company’s Omnibus Incentive Plan during the three-month period ended March 31, 2010:

					Weighted
		Weighted-	Weighted-		Average
		Average	Average	Aggregate	Remaining
		Exercise	Grant Date	Intrinsic	Contractual
	Shares	Price	Fair Value	Value	Life
Options at December 31, 2009	3,041,985	$0.50
Granted	—	—	$—

Exercised	—	$—

Forfeitures	(3,000)	$1.53

Options at March 31, 2010	3,038,985	$0.50		$1,711,362	3.96

Total unrecognized compensation cost for stock options as of March 31, 2010 was $634,722. The aggregate intrinsic value in the table above is before income taxes, based on the fair value of a share of the Company’s common stock of $1.00 at March 31, 2010. The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2010 is $1,711,362.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements of Winston Pharmaceuticals, Inc., related Notes, and other financial information included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2009. Certain defined terms used herein have the meaning ascribed to them in such financial statements.
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
Executive Overview
On September 25, 2008, the Company, formerly known as Getting Ready Corporation completed its merger transaction (the “Merger”) with Winston Labs, by merging a wholly-owned subsidiary of Getting Ready Corporation into Winston Labs. Effective November 17, 2008, Getting Ready Corporation changed its name to Winston Pharmaceuticals, Inc. (hereafter referred to as “we,” “us,” “our” or the “Company”). The Company has carried on the business of Winston Labs as its sole line of business and it has retained all of Winston Labs’s management.

On August 14, 2007, Winston Labs entered into an exclusive technology license agreement with Elorac, formerly known as Exopharma, Inc. Dr. Bernstein is a majority owner and President and Chief Executive Officer of Elorac. Robert Yolles, a director of the Company, is also a director of Elorac. Under the terms of the license agreement, Winston Labs granted Elorac an exclusive license to the proprietary rights of certain products ( ≤ 0.025% civamide with the stated indication of psoriasis of the skin). In exchange, Elorac paid Winston Labs a license fee of $100,000 and is required to pay a 9% royalty on sales of the product. In addition, the agreement required Elorac to pay Winston Labs a non-refundable payment of $250,000 upon approval of a marketing authorization by Elorac on the product(s) described in the agreement. On October 27, 2008 Winston Labs and Elorac mutually terminated the above license agreement. As a result of this mutual termination, Winston Labs agreed to pay Elorac the $105,000 in exchange for Winston Labs retaining all the proprietary rights under the original agreement. Since inception, Elorac has been located in the same offices as Winston Labs and therefore has shared in certain of Winston Labs expenses such as rent, utilities, internet usage, etc. The amount of Elorac’s share of such expenses is based on various allocation factors related to particular expense. Winston Labs has received approximately $46,399 and $25,169 for such services for the three month periods ended March 31, 2010 and 2009, respectively, which are included as a reduction of the Winston Labs’s expenses on the Consolidated Statements of Operations. Amounts due from Elorac of $40,188 and $2,106 as of March 31, 2010 and December 31, 2009, respectively, are included in related party receivables on the Company’s Consolidated Balance Sheets. Subsequent to March 31, 2010, Elorac paid the $40,188 balance.
On September 19, 2007, Winston Labs entered into an exclusive technology license agreement with OPKO Ophthalmologics, LLC, (“OPKO”). Under the terms of the license agreement, Winston Labs granted OPKO an exclusive license to the proprietary rights of certain products (pharmaceutical compositions or preparations containing the active ingredient civamide in formulations suitable for use in the therapeutic or preventative treatment of ophthalmic conditions in humans). In exchange, OPKO paid Winston Labs a license fee of $100,000 and would have been required to pay a 10% royalty on sales of the products. In addition, under the terms of the agreement, OPKO and the Company agreed to equally share the cost related to manufacturing and clinical supplies of Civamide Nasal solution. For the three month period ending March 31, 2010 and 2009, respectively, OPKO’s share of these costs was $0 and $112,221. Under the terms of the agreement OPKO agreed to reimburse Winston Labs for certain legal expenses Winston Labs has incurred related to the use of the licensed products to treat keratoconjunctivitis. During the period ended March 31, 2010, approximately $9,274 of legal fees were billed to OPKO, $6,577 of which were outstanding as of March 31, 2010 and are included in related party receivables on the Consolidated Balance Sheets at March 31, 2010. Subsequent to March 31, 2010, OPKO paid the $6,577 balance.
Phillip Frost, M.D. is the Chairman and Chief Executive Officer of OPKO’s parent company, OPKO Health, Inc. (“OPKO Health”), and the sole trustee of Frost Gamma Investments Trust. As of April 15, 2010, Dr. Frost was the beneficial owner of more than 48% of OPKO Health’s common stock. As of March 31, 2010, Frost Gamma Investments Trust was the beneficial owner of 26,574,659 shares (29.7%) of the Company, including 8,779,797 shares of common stock underlying warrants. Furthermore, Subbarao Uppaluri, Ph.D., the Senior Vice President — Chief Financial Officer of OPKO Health, is the beneficial owner of 326,538 shares (0.3%) of the Company, including 27,500 shares of common stock underlying options and 89,589 shares of common stock underlying warrants.
On February 24, 2010, the Company received communications from OPKO that it was terminating the license agreement effective May 24, 2010. As a result, all of OPKO’s rights to certain products, as defined in the agreement, will revert back to the Company.
On October 29, 2008, Winston Labs filed a new drug submission (NDS) in Canada, for CIVANEX ® Cream (civamide cream 0.075%) for the treatment of signs and symptoms of osteoarthritis, the first product Winston Labs has developed under its transient receptor potential vanilloid (TRPV) channel technology. On October 30, 2008, Winston Labs entered into a License Agreement (the “License Agreement”) with sanofi-aventis Canada Inc. (“sanofi-aventis Canada”) pursuant to which Winston Labs granted sanofi-aventis an exclusive license to the Canadian rights to Winston Labs proprietary transient receptor potential vanilloid (TRPV-1) modulator in formulations for topical application. Under the terms of the License Agreement, sanofi-aventis Canada owns the rights to manufacture, develop and commercialize civamide cream in Canada along with a second generation cream that is currently in development. In return for granting sanofi-aventis Canada the Canadian rights to civamide cream, Winston Labs received an upfront payment of $1.9 million (US), and will receive an additional milestone payment upon regulatory approval of civamide cream in Canada (see page 15 for further details), certain milestone payments, and future royalties on net sales of civamide or the related second generation cream in Canada.
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
In May 2009, the Company completed a Phase I pharmacokinetic and safety study of oral civamide in an enteric coated soft gel capsule with no systemic absorption detected. If the Company is able to raise sufficient funds, it intends to conduct a new study designed to take advantage of this lack of systemic absorption in a proof of concept study for the treatment of the inflammatory bowel disorder, Crohn’s Disease.
In September, 2009, the Company completed Study WL-1001-04-03, a Phase II clinical trial evaluating the efficacy and safety of Civamide Patch 0.015% in the treatment PHN. Twenty-two patients with at least a 6 month history of PHN already on stable doses of medication for PHN, but with recalcitrant pain of at least a 4 on a 0-10 categorical scale during the week prior to enrollment, were enrolled in the study. Civamide Patch 0.015% was applied over a 4 week Treatment Period, for up to 24 hours daily. Daily Pain and Sleep Scores were assessed as the primary efficacy variables. There was a 2 week Post-Observation Treatment Period during which no patch was applied, but patients continued to record efficacy and safety parameters. Results demonstrated that by Week 2 and continuing throughout the Treatment Period and Post Treatment Observation Period, there was approximately up to a 40% improvement from Baseline in both Daily Pain Scores and Sleep Scores.
On October 15, 2009, Winston Labs announced that it received a Notice of Non-compliance (“NON”) from the Therapeutics Drug Directorate, Health Canada (the “Directorate”) for its New Drug Submission (NDS) for CIVANEX (zucapsaicin cream 0.075%) for the treatment of the signs and symptoms of osteoarthritis. The Directorate remarked that the analysis of the pivotal trial did not support the requested indication. Winston Labs had a period of ninety days to submit a response to the Directorate’s NON, which it did on January 29, 2010. In the event that Winston Labs is not able to obtain regulatory approval in Canada by June 30, 2010, the sanofi-aventis payment due upon regulatory approval will be reduced by $250,000 (CAD) to $1,750,000 (CAD).
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

Results of Operations
For the three months ended March 31, 2010 compared to the three months ended March 31, 2009

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
REVENUES
License revenues	$316,706	$316,706	$—	—
Royalty revenues	—	23,280	(23,280)	100%

	316,706	339,986	(23,280)	(7)%

EXPENSES
Research and development	326,340	545,966	(219,626)	(40)%
General and administrative	449,765	580,309	(130,544)	(22)%
Depreciation and amortization	2,141	2,318	(177)	(8)%

Total operating expenses	778,246	1,128,593	(350,347)	(31)%

Loss from operations	(461,540)	(788,607)	327,067	(41)%

Interest income	159	9,727	(9,568)	(98)%
Other income	690	96	594	619%

Other income	849	9,823	(8,974)	(91)%

Loss before income taxes	(460,691)	(778,784)	318,093	(41)%

Income Taxes	—	—	—	—

NET LOSS	$(460,691)	$(778,784)	$318,093	(41)%

Revenues
Revenues from licenses remained the same at $316,706 for the three months ended March 31, 2010 compared to the same period in 2009. The $316,706 license revenue in 2010 and in 2009 represents 3 months of revenue recognition related to a $1.9 million upfront cash payment received by Winston Labs from sanofi-aventis Canada Inc. in accordance with a license agreement entered into by Winston Labs in the fourth quarter of 2008.
Revenues from royalties declined to $0 for the three months ended March 31, 2010 compared to $23,280 for the same period in 2009. The $23,280 royalty revenue for the three month period ending March 31, 2009 is comprised entirely of royalties earned from Hi-Tech. On October 30, 2009, the Company received communication from Hi-Tech that it has discontinued the sale of the product as defined in the license agreement. As a result, the Company does not expect to receive any more royalties from Hi-Tech in the future.

Research & Development Expenses
Research and development expenses declined to $326,340 for the three months ended March 31, 2010 compared to $545,966 for the same period in 2009. The decline was primarily due to decreased spending on various European and Canadian filing fees and other decreased spending on R&D projects as well as decrease in payroll due to reduction of R&D staff.
General and Administrative Expenses
General and administrative expenses decreased to $449,765 for the three months ended March 31, 2010 compared to $580,309 for the same period in 2009. The decrease is due largely to decreased spending on legal and accounting fees as well as decrease in payroll due to reduction of administrative staff.
Interest Income
Interest income decreased by $9,568 to $159 for the three month period ended March 31, 2010 from $9,727 for the same period in 2009 due to less cash on hand at March 31, 2010 compared to the same period in 2009.
Net Loss
Net loss was $460,691, or $(0.01) per share, for the three months ended March 31, 2010, compared to a net loss of $778,784, or $(0.01) per share for the same period in 2009. The decrease in net loss is primarily attributed to a decrease in operating expenses totaling $.3 million, consisting of a decrease in research and development totaling $.2 million and a decrease in general and administrative expenses totaling $.1 million.
Liquidity and Capital Resources
Since Winston Labs’s inception, it has financed its operations through the private placement of equity securities and, to a lesser extent, through licensing revenues and product sales. Through March 31, 2010, Winston Labs has raised approximately $54 million from the private placement of Winston Labs and Rodlen common shares.
While the focus going forward is to improve our financial performance, we expect operating losses and negative cash flow to continue for the foreseeable future and, as described below we will need to raise additional capital to fund these losses. We anticipate that our losses may increase from current levels because we expect to incur significant costs and expenses related to being a public company, continuing our research and development activities, filing with regulatory agencies (e.g. FDA) as well as developing new compounds and products, advertising, marketing and promotional activities, all of which will involve employing additional personnel as our business expands. Our ability to become profitable depends on our ability to develop products and to generate and sustain substantial revenue related to those products through new license and distribution agreements while maintaining reasonable expense levels.
The bulk of our expenditures are for operating activities. Our net cash used in operating activities was $3.1 million for the year ended December 31, 2008, $4.2 million for the year ended December 31, 2009 and $0.9 million for the three months ended March 31, 2010. These amounts were used to fund our operating losses for the periods, adjusted for non-cash expenses and changes in operating assets and liabilities.
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
On October 30, 2008, Winston Labs and sanofi-aventis Canada Inc. entered into a licensing agreement for the Canadian rights to Winston Labs’s transient receptor potential vanilloid (TRPV-1) modulator in formulations for topical application. Under the terms of the agreement, sanofi-aventis Canada Inc. owns the rights to develop, manufacture and commercialize civamide cream in Canada along with a second generation cream that is currently in development. In return for granting sanofi-aventis Canada Inc. the Canadian rights, Winston Labs received an upfront payment of $1.9 million (US) and will receive an additional $2 million (CAD) upon regulatory approval of civamide cream in Canada, certain milestone payments and future royalties on net sales of civamide or the related second generation cream in Canada. In connection with this agreement, Winston Labs is recognizing the upfront payment of $1.9 million over 18 months. As such, approximately $316,000 has been recognized as revenue for the three month periods ended March 31, 2010 and March 31, 2009, respectively.
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

The Company has incurred significant losses from operations since its inception and expects losses to continue for the foreseeable future. The Company’s success depends primarily on the development and regulatory approval of its product candidates. From inception through March 31, 2010, the Company has incurred cumulative net losses of $49.8 million. Net losses may continue for at least the next several years as the Company proceeds with the development of its product candidates and programs. The size of these losses will depend on the receipt of revenue from its products candidates and programs, if any, and on the level of the Company’s expenses. To achieve profitable operations, the Company must successfully identify, develop, partner and/or commercialize its product candidates and programs. Product candidates developed by the Company will require approval of the U.S. Food and Drug Administration (FDA) or a foreign regulatory authority prior to commercial sales. The regulatory approval process is expensive, time consuming and uncertain, and any denial or delay of approval could have a material adverse effect on the Company’s ability to become profitable or continue operations. Even if approved, the Company’s product candidates may not achieve market acceptance and could face competition.
The Company’s cash has decreased from $1.6 million as of December 31, 2009 to $0.7 million as of March 31, 2010. The Company believes that its existing cash will be sufficient to fund its activities through the end of June, 2010. The Company seeks additional sources of financing through collaborations with third parties, or public or private debt or equity financings. There can be no assurance that additional funds will be available on satisfactory terms, or at all. If the Company is unsuccessful in its efforts to raise additional outside capital in the near term, it will be required to significantly reduce its research, development, and administrative operations, including further reduction of its employee base, or it may be required to cease operations completely, or liquidate in order to offset the lack of available funding.
Contractual Obligations
We lease our facilities on a month-to-month basis and certain equipment under operating leases that expire through 2013 and require monthly payments of $1,166.
Rental expense for the three months ended March 31, 2010 and 2009 was $16,510 and $22,078, respectively.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Removed and Reserved
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.

10.1	Letter of Intent Between Pharmaceutical Financial Syndicate, LLC, Frost Gamma Investments Trust, Subbarao Uppaluri, Steven D. Rubin and Jane Hsiao, Ph.D. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 12, 2010 and incorporated herein by reference).

31.1	Certification of the President and Chief Executive Officer of Winston Pharmaceuticals, Inc., Joel E. Bernstein, M.D., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Vice President and Chief Financial Officer of Winston Pharmaceuticals, Inc., David Starr, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer of Winston Pharmaceuticals, Inc., Joel E. Bernstein, M.D., and the Vice President and Chief Financial Officer of Winston Pharmaceuticals, Inc., David Starr, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINSTON PHARMACEUTICALS, INC. (Registrant)
Dated: May 13, 2010	By:	/s/ Joel E. Bernstein
Joel E. Bernstein, M.D.
President and Chief Executive Officer

Dated: May 13, 2010	By:	/s/ David Starr
David Starr
Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Letter of Intent Between Pharmaceutical Financial Syndicate, LLC, Frost Gamma Investments Trust, Subbarao Uppaluri, Steven D. Rubin and Jane Hsiao, Ph.D. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 12, 2010 and incorporated herein by reference).

31.1	Certification of the President and Chief Executive Officer of Winston Pharmaceuticals, Inc., Joel E. Bernstein, M.D., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Vice President and Chief Financial Officer of Winston Pharmaceuticals, Inc., David Starr, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer of Winston Pharmaceuticals, Inc., Joel E. Bernstein, M.D., and the Vice President and Chief Financial Officer of Winston Pharmaceuticals, Inc., David Starr, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.